Form 10-Q
period 2004-09-30
PeopleSupport, Inc.
filed 2004-11-15
CIK 1289001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-115328

PeopleSupport, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4695021 (I.R.S. Employer Identification No.)

1100 Glendon Ave., Suite 1250 Los Angeles, California 90024
(Address of principal executive offices)

(310) 824-6200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

     17,951,358 shares of common stock were outstanding as of November 11, 2004.

PEOPLESUPPORT, INC.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2004

INDEX

PART I—FINANCIAL INFORMATION

     ITEM 1. Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,979	$12,151
Restricted short-term cash equivalent	512	101
Accounts receivable, net of allowance for doubtful accounts of $582 (unaudited) and $553	7,020	2,476
Investment in receivable portfolios	127	622
Prepaid expenses and other current assets	1,040	1,217

Total current assets	19,678	16,567
Property and equipment, net	8,616	4,829
Restricted long-term cash equivalent	—	550
Deferred offering costs	3,000	—
Deferred compensation costs	845	—
Other long term assets	1,028	589

Total assets	$33,167	$22,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,733	$1,031
Accrued liabilities	4,522	2,478
Management incentive plan obligation	4,786	—
Deferred revenue	1,883	1,235
Reserve for restructuring	—	25

Total current liabilities	13,924	4,769

Management incentive plan obligation	845	—
Deferred rent	270	267

Total liabilities	15,039	5,036

Commitments and contingencies
Redeemable convertible preferred stock, $.003 par value; authorized 11,227 shares:
Convertible Series A preferred stock — $.003 par value; designated 712 shares; 712 shares issued and outstanding at September 30, 2004 and December 31, 2003, liquidation preference over common stockholders of $1,302	1,286	1,286
Convertible Series B preferred stock — $.003 par value; designated 3,848 shares; 3,311 shares issued and outstanding at September 30, 2004 and 2,239 at December 31, 2003, liquidation preference over common stockholders of $6,134	6,255	6,098
Convertible Series C preferred stock — $.003 par value; designated 3,289 shares; 3,289 shares issued and outstanding at September 30, 2004 and December 31, 2003, liquidation preference over common stockholders of $17,571	17,515	17,515
Convertible Series D preferred stock — $.003 par value; designated 3,378 shares; 3,149 shares issued and outstanding at September 30, 2004 and December 31, 2003, liquidation preference over common stockholders of $49,268	49,211	49,211
Stockholders’ equity (deficit)
Common stock, $.003 par value; authorized 16,975 shares; 2,134 and 2,536 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	6	7
Additional paid-in capital	6,691	6,399
Accumulated deficit	(60,968)	(61,367)
Accumulated other comprehensive income	225	224
Deferred stock compensation	(2,093)	(1,874)

Total stockholders’ equity (deficit)	(56,139)	(56,611)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$33,167	$22,535

     See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,936	$7,720	$31,932	$21,449
Cost of revenues (exclusive of depreciation shown below)	6,606	3,064	17,155	9,123
Selling, general and administrative	2,306	1,520	6,727	4,531
Depreciation and amortization	1,049	684	2,893	2,456
Management incentive plan	4,786	—	4,786	—
Restructuring charges	—	366	(22)	366

Income (loss) from operations	(2,811)	2,086	393	4,973

Interest expense	—	—	—	2
Interest income	(24)	(20)	(57)	(54)
Other expense (income)	(1)	5	4	(6)

Income (loss) before provision for income taxes	(2,786)	2,101	446	5,031
Provision (benefit) for income taxes	(56)	59	47	140

Net income (loss)	(2,730)	2,042	399	4,891
Foreign currency translation adjustment	(5)	(2)	1	—

Comprehensive income (loss)	$(2,735)	$2,040	$400	$4,891

Basic earnings (loss) per share	$(1.28)	$0.81	$0.17	$1.93
Diluted earnings (loss) per share	$(1.28)	$0.16	$0.03	$0.40
Basic weighted average shares outstanding	2,136	2,533	2,330	2,533
Diluted weighted average shares outstanding	2,136	12,464	13,878	12,281

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2004	2003
	(unaudited)
OPERATING ACTIVITIES:
Net income	$399	$4,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,893	2,456
Provision for doubtful accounts	29	291
Stock-based compensation	1,367	14
Non-cash restructuring charges	—	283
Reduction of excess accrual for restructuring	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,574)	(415)
Prepaid expenses and other assets	167	(136)
Other long term assets	(444)	(129)
Accounts payable and accrued liabilities	1,983	969
Management incentive plan	4,786	—
Deferred revenue	648	207
Cash payments on restructuring reserve	(3)	(327)

Net cash provided by operating activities	7,229	8,104
INVESTING ACTIVITIES:
Purchases of receivable portfolios	—	(346)
Collections applied to principal of receivable portfolios	495	16
Purchase of property and equipment	(6,671)	(1,608)
Restricted cash equivalent	139	351

Net cash used in investing activities	(6,037)	(1,587)
FINANCING ACTIVITIES:
Payments of capital lease obligation	—	(59)
Repayments of note payable	—	(166)
Repurchase of common stock	(1,350)	—
Proceeds from the exercise of warrants to purchase redeemable preferred stock	157	—
Deferred offering costs	(1,227)	—
Proceeds from the exercise of stock options	55	—

Net cash used in financing activities	(2,365)	(225)
Effect of exchange rate changes on cash	1	3

Net increase (decrease) in cash and cash equivalents	(1,172)	6,295
Cash and cash equivalents, beginning of year	12,151	5,179

Cash and cash equivalents, end of period	$10,979	$11,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid for the period	$—	$2
Taxes paid for the period	392	15

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of PeopleSupport, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, is unaudited. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1.

     On August 5, 2004, the Company’s Board of Directors effected a 1 for 2.74 reverse stock split of the Company’s common and preferred stock. The financial statements have been retroactively restated for the effects of the reverse stock split.

     The Company operates in one reportable segment.

Note 2. Comprehensive Income

     The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(2,730)	$2,042	$399	$4,891
Foreign currency translation adjustment	(5)	(2)	1	—

Comprehensive income (loss)	$(2,735)	$2,040	$400	$4,891

Note 3. Stock Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock price and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and nine months ended September 30, 2004 and 2003:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	4.0%	2.71%	4.00%	2.71%
Expected option life (years)	5.0	5.00	5.00	5.00
Volatility	31.7%	0.00%	31.70%	0.00%
Dividend rate	0.0%	0.00%	0.00%	0.00%
Weighted Average Fair Value	—	$2.19	$11.00	$1.29

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee and director stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of the compensation cost expected in future years. If compensation cost for the Company’s stock option plans were determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been as indicated below (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)—as reported	$(2,730)	$2,042	$399	$4,891
Add: Stock – based compensation expense included in reported net income, net of related tax effects	457	12	1,367	14
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(474)	(165)	(1,422)	(495)

Net income (loss)—pro forma	$(2,747)	$1,889	$344	$4,410

Basic earnings (loss) per share—as reported	$(1.28)	$0.81	$0.17	$1.93
Diluted earnings (loss) per share—as reported	(1.28)	0.16	0.03	0.40
Basic earnings (loss) per share—pro forma	(1.29)	0.75	0.15	1.74
Diluted earnings (loss) per share—pro forma	(1.29)	0.15	0.02	0.36

     Options granted during the nine months ended September 30, 2004 resulted in deferred compensation of $1,728, which was included in deferred stock compensation, a component of stockholders’ equity (deficit). Deferred compensation expense was amortized ratably using an accelerated method over the vesting period. During the nine months ended September 30, 2004 and 2003, such non-cash stock-based compensation expense included in the consolidated statement of operations amounted to $1,367 and $14 respectively, recorded in cost of revenues and selling, general and administrative as follows:

	For the quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2003	2003	2003	2003
Cost of revenues	$145	$153	$146	$54	$6	$1	$—
Selling, general & administrative	312	316	295	51	6	1	—

	$457	$469	$441	$105	$12	$2	$—

Note 4. Computation of Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

     The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income (loss) per share would have been antidilutive (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Convertible preferred stock	10,461	—	—	—
Options	1,104	148	—	181
Preferred stock warrants	42	1,604	31	1,604
Common stock warrants	96	96	—	96

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Nine Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income to common stockholders	$399	2,330	$0.17	$4,891	2,533	$1.93
Effect of dilutive securities:
Options	—	950		—	360
Warrants	—	829		—	—
Convertible preferred stock	—	9,769		—	9,388

Income available to common stockholders	$399	13,878	$0.03	$4,891	12,281	$0.40

	Three Months Ended September 30,
	2004			2003
	Loss	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per share:
Income (loss) to common stockholders	$(2,730)	2,136	$(1.28)	$2,042	2,533	$0.81
Effect of dilutive securities:
Options	—	—		—	543
Warrants	—	—		—	—
Convertible preferred stock	—	—		—	9,388

Income (loss) available to common stockholders	$(2,730)	2,136	$(1.28)	$2,042	12,464	$0.16

Note 5. Stockholders’ Equity

     During the nine months ended September 30, 2004, 145,393 shares of common stock were issued due to the exercise of common stock options, resulting in proceeds to the Company of approximately $55.

     In April 2004, the Company purchased 547,445 of its common stock from one of its stockholders for $2.47 per share for a total purchase price of $1.35 million.

Note 6. Preferred Conversion Right

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

     From August 1998 through April 2000, the Company issued shares of convertible preferred stock, which were issued and outstanding immediately before the completion of the initial public offering of the Company’s common shares. The Company’s certificate of incorporation, as previously in effect, provided for conversion of the preferred stock, on a one to one basis, upon the closing of an underwritten public offering of the Company’s common shares at a price of not less than $9.59 per share that would generate gross proceeds to the Company and/or selling stockholders of no less than $40 million. On September 28, 2004, the Company amended its certificate of incorporation to reduce the minimum price per share for converting the preferred shares from $9.59 to $6.95.

Note 7. Warrants

     During the nine months ended September 30, 2004, seven holders of Series B warrants exercised their right to purchase 1,553,723 shares. Of the seven warrant holders who exercised during the nine months ended September 30, 2004, three holders elected a cashless exercise resulting in the net issuance of 1,072,580 shares of Series B convertible preferred stock.

Note 8. Rescission Offer

     Grants of certain unexercised options under the Company’s 1998 Incentive Stock Plan between January 1, 2003 through April 28, 2004, may not have been exempt from registration or qualification under federal and state securities laws and the Company did not obtain any required registration or qualification. As a result, the Company intends to make a rescission offer to the U.S. holders of these options. In order to comply with California securities law, the Company will offer to repurchase these unexercised options. Before completion of its initial public offering, the Company applied to the California Department of Corporations for approval of the terms of the repurchase offer. By order dated October 28, 2004, the California Department of Corporations approved the Company’s repurchase application as to form pursuant to section 25507(b) of the California Corporations Code. Pursuant to the terms of our repurchase application, the Company intends to offer to repurchase these options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. Accordingly, if this rescission offer is accepted, the Company could be required to make payments to the holders of these options of 20% of the option exercise price multiplied by the number of shares subject to such options, which would approximate $0.1 million, plus statutory interest at an annual rate of 7 percent. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of these offerees reject our offer to repurchase the options, the Company may continue to be liable under federal and state securities laws. Management does not believe that this rescission offer will have a material effect on the Company’s results of operations, cash flows or financial positions.

Note 9. Restructuring

     The following table sets forth the balances at the beginning of 2004 and the activities during the nine months ended September 30, 2004 related to certain reserves for streamlining operations into the Company’s lower-cost operating centers in Manila.

			Asset
	Severance and	Lease	Write-
	Related Cost	Termination	Down	Total
Reserve for restructuring, at December 31, 2003	$25	$—	$—	$25
Cash payments	(3)	—	—	(3)
Reduction of excess accruals	(22)	—	—	(22)

Reserve for restructuring, at September 30, 2004	$—	$—	$—	$—

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 10. Significant Customers

     Revenue and net accounts receivable from significant customers were as follows:

	For the three months		For the nine months		As of
	ended September 30,		ended September 30,		September 30, 2004
	2004	2003	2004	2003
	% of Revenue		% of Revenue		% of A/R, net
Customer
A	32%	54%	33%	53%	22%
B	6	22	8	30	3
C	27	12	28	10	30
D	10	—	11	—	20
E	11	7	10	2	9

Note 11. Management Incentive Plan

     Effective July 1, 2002, the Company adopted its 2002 Management Incentive Plan (the “Plan”) under which the Company became obligated to make payments to senior management and key employees upon completion of certain significant transactions, including the sale of our Company or an initial public offering pursuant to the Securities Act of 1933. Under the Plan, certain key employees designated by the Company’s Board of Directors were entitled to receive cash payments based on the aggregate net proceeds received by the Company and selling stockholders from the offering.

     The registration statement relating to the Company’s initial public offering was declared effective on September 30, 2004, and the sale of 4,745,727 shares by the Company and 2,072,455 shares by existing shareholders closed on October 6, 2004. Based on the net offering proceeds received by the Company and selling stockholders, the Company was obligated to pay $5,631 to senior management and other key employees. The Company paid $4,786 (or 85%) upon completion of the offering and intends to pay $845 (or 15%) over time after the offering based on continued service or other performance criteria. The $0.8 million is reflected as a long term liability, offset by an asset for the deferred compensation costs.

Note 12. Initial Public Offering

     The registration statement relating to the Company’s initial public offering was declared effective by the Securities and Exchange Commission on September 30, 2004. On October 6, 2004, the Company completed the initial public offering whereby 4,745,727 shares of common stock were sold by the Company and 2,072,455 shares were sold by existing shareholders at $7.00 per share. The Company generated approximately $27.8 million of net proceeds (net of underwriting discounts and $3.1 million of offering expenses). Existing shareholders generated approximately $13.5 million of net proceeds (net of underwriting discounts).

     Pursuant to the preferred conversion rights, as discussed in Note 6, 10,460,942 preferred shares converted, on a one-to-one basis, to common shares upon the closing of the initial public offering.

     In connection with the Company’s initial public offering, the Company amended and restated its Certificate of Incorporation to increase the Company’s authorized capitalization, reduce the par value per share of common and preferred stock from $0.003 to $0.001, and make certain other changes. Under the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2004, the Company is authorized to issue 91,000,000 shares of capital stock, including 87,000,000 shares of common stock, par value $0.001 per share, and 4,000,000 shares of preferred stock, par value $0.001 per share.

     On October 19, 2004, the Company was notified that, pursuant to section 3 of the Underwriting Agreement, the Underwriters exercised their over-allotment option in the amount of 603,000 additional shares. On October 25, 2004, the Company completed the sale of the 603,000 additional shares, and generated approximately $3.9 million of net proceeds. Under the terms of the management incentive plan, the Company is obligated to pay $465 upon closing of the over-allotment option exercise and intends to pay $181 over time after the offering based on continued service or other performance criteria.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

     The following pro forma balance sheet and earnings per share calculations give effect to the preferred shares converting to common, the amended and restated Certificate of Incorporation, the initial public offering, and the Underwriters over-allotment exercise as if they had occurred on January 1, 2003 or the later dates on which some of the shares of preferred stock were issued.

CONSOLIDATED PRO FORMA BALANCE SHEET

	Actual	Pro Forma Adjustments			Pro Forma
	As of	Conversion of		Underwriter	As of
	September 30,	Preferred to	Effect of Initial	Exercise of	September 30,
	2004	Common Shares	Public Offering	Over-Allotment	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,979	$—	$24,236	$3,461	$38,676
Restricted short-term cash equivalent	512	—	—	—	512
Accounts receivable, net of allowance for doubtful accounts of $582	7,020	—	—	—	7,020
Investment in receivable portfolios	127	—	—	—	127
Prepaid expenses and other current assets	1,040	—	—	13	1,053

Total current assets	19,678	—	24,236	3,474	47,388
Property and equipment, net	8,616	—	—	—	8,616
Restricted long-term cash equivalent	—	—	—	—	—
Deferred offering costs	3,000	—	(3,000)	—	—
Deferred compensation costs	845	—	—	181	1,026
Other long term assets	1,028	—	—	—	1,028

Total assets	$33,167	$—	$21,236	$3,655	$58,058

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

CONSOLIDATED PRO FORMA BALANCE SHEET

	Actual	Pro Forma Adjustments			Pro Forma
	As of	Conversion of		Underwriter	As of
	September 30,	Preferred to	Effect of Initial	Exercise of	September 30,
	2004	Common Shares	Public Offering	Over-Allotment	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,733	$—	$—	$—	$2,733
Accrued liabilities	4,522	—	(1,773)	—	2,749
Management incentive plan obligation	4,786	—	(4,786)	—	—
Deferred revenue	1,883	—	—	—	1,883
Reserve for restructuring	—	—	—	—	—

Total current liabilities	13,924	—	(6,559)	—	7,365
Management incentive plan obligation	845	—	—	181	1,026
Deferred rent	270	—	—	—	270

Total liabilities	15,039	—	(6,559)	181	8,661

Redeemable convertible preferred stock, $.003 par value and $.001 par value pro forma; authorized 11,227 shares and 4,000 shares pro forma:
Convertible Series A preferred stock — $.003 par value actual and $.001 pro forma; designated 712 shares; 712 shares issued and outstanding at September 30, 2004, 0 shares issued and outstanding, pro forma	1,286	(1,286)	—	—	—
Convertible Series B preferred stock — $.003 par value and $.001 par value pro forma; designated 3,848 shares; 3,311 shares issued and outstanding at September 30, 2004 and 0 shares issued and outstanding, pro forma	6,255	(6,255)	—	—	—
Convertible Series C preferred stock — $.003 par value and $.001 par value pro forma; designated 3,289 shares; 3,289 shares issued and outstanding at September 30, 2004 and 0 shares issued and outstanding, pro forma	17,515	(17,515)	—	—	—
Convertible Series D preferred stock — $.003 par value and $.001 par value pro forma; designated 3,378 shares; 3,149 shares issued and outstanding at September 30, 2004 and 0 shares issued and outstanding, pro forma	49,211	(49,211)	—	—	—
Stockholders’ equity (deficit)
Common stock, $.003 par value and $.001 par value pro forma; authorized 16,975 shares and 87,000 shares pro forma; 2,134 issued and outstanding at September 30, 2004 and 17,944 issued and outstanding, pro forma	6	28	5	1	40
Additional paid-in capital	6,691	74,239	27,790	3,925	112,645
Accumulated deficit	(60,968)	—	—	(452)	(61,420)
Accumulated other comprehensive income	225	—	—	—	225
Deferred stock compensation	(2,093)	—	—	—	(2,093)

Total stockholders’ equity (deficit)	(56,139)	74,267	27,795	3,474	49,397

Total liabilities, preferred stock and stockholders’ equity (deficit)	$33,167	$—	$21,236	$3,655	$58,058

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

PRO FORMA EARNINGS PER SHARE CALCULATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(2,730)	$2,042	$399	$4,891
Basic earnings (loss) per share	$(1.28)	$0.81	$0.17	$1.93
Diluted earnings (loss) per share	$(1.28)	$0.16	$0.03	$0.40
Basic weighted average shares outstanding	2,136	2,533	2,330	2,533
Diluted weighted average shares outstanding	2,136	14,464	13,878	12,281
Pro Forma basic earnings (loss) per share	$(0.15)	$0.12	$0.02	$0.28
Pro Forma diluted earnings (loss) per share	$(0.15)	$0.11	$0.02	$0.28
Pro Forma basic weighted average shares outstanding	17,946	17,270	17,448	17,270
Pro Forma diluted weighted average shares outstanding	17,946	17,813	19,227	17,630

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including without limitation, statements about our expectations regarding our revenues, our clients, our expenses, our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing. We generally identify forward-looking statements by using such terms as “may”, “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, our dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets we serve, our ability to manage our growth, the risks associated with our operations in the Philippines, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report and, unless required by law, we undertake no obligation to update or revise these forward-looking statements. You should, however, review the factors and risks we describe in other reports and registration statements that we file from time to time with the Securities and Exchange Commission (the “SEC”).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In this quarterly report, all references to “us,” “our” and “our company” refer to PeopleSupport and its subsidiaries.

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, which appear elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below in “Risk Factors” and elsewhere in this report.

Overview

     We provide business process outsourcing, or “BPO”, services from our facilities in the Philippines. We provide customer management services for U.S.-based clients who wish to outsource this function. As of September 30, 2004, we service 32 U.S.- based clients in a variety of industries. Our four largest customer management service clients during the periods covered by this report collectively accounted for more than 80% and 82% of our revenues, respectively, for the three and nine months ended September 30, 2004. Expedia, our largest client, and EarthLink, our second largest client, together accounted for approximately 59% and 61% of our revenues, respectively, for the three and nine months ended September 30, 2004.

     In July 2003, we also began providing accounts receivable management services for past due receivables, which consist of defaulted accounts that our clients have written off their books, and accounts that are in default but have not yet been written off by our clients. We plan to focus our accounts receivable management services primarily on collecting defaulted consumer receivables on a contingent basis that have been written off by the creditor. We also perform early-stage accounts receivable collection services on defaulted consumer accounts that have not been written off by managing collection of accounts receivables of at-risk customers.

     On October 6, 2004, we completed an initial public offering in which we sold 4,745,727 shares of common stock at $7.00 per share. On October 25, 2004, we sold 603,000 additional shares of common stock at $7.00 per share in connection with the exercise of the underwriters’ over-allotment option. The total aggregate proceeds from these transactions were $37,441,089. Underwriters’ discounts and other costs relating to the offering were approximately $5,720,876, resulting in net proceeds to us of approximately $31,720,213. Upon the closing of our offering on October 6, 2004, all of our previously outstanding preferred stock automatically converted into 10,460,942 shares of common stock.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Sources of Revenues

     For the three and nine months ended September 30, 2004, we derived substantially all of our revenues from customer management fees, which include:

•	Time-delineated or session based fees, including hourly or per minute charges and charges per interaction, which are separately negotiated on an individual client basis; and

•	Implementation fees, including revenues associated with installation and integration of new clients into our telecommunications, information technology and client reporting structures.

     Substantially all of our revenues consisted of time-delineated or session based fees. Implementation fees accounted for a small portion of our revenues. Also, for the three and nine months ended September 30, 2004, all of our revenues were derived from U.S.-based clients.

     Key Expense Categories

     Cost of Revenues. Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs of professionals in the Philippines. Additionally, cost of revenues includes: telecommunications costs; information technology costs; rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers; and consulting services related to our customer management consulting group in the United States. Cost of revenues does not include depreciation of assets used in the production of revenues.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, marketing programs (which include product marketing expenses, corporate communications, conferences, other brand building and advertising) and other corporate expenses. Selling, general and administrative expenses increased in the three and nine months ended September 30, 2004, as compared with selling, general and administrative expenses incurred in corresponding periods of the preceding fiscal year. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations.

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in our notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenues and Deferred Revenue Recognition

     Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” or SAB 101, and Staff Accounting Bulletin 104, “Revenue Recognition” or SAB 104, SAB 101, as amended, and SAB 104 summarize certain of the Securities and Exchange Commission, or SEC, staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

     We primarily recognize our revenues from services as those services are performed under a signed contract. We recognize:

•	Customer management fees, excluding implementation fees, as those services are performed;

•	Implementation fees ratably over the life of the contract;

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	First party collection service fees for accounts receivable management as those services are performed; and

•	Commission revenues for contingent accounts receivable management contracts upon receipt of collected funds.

     Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of September 30, 2004 and December 31, 2003, our balance sheets reflect $1.9 million and $1.2 million in deferred revenues, respectively.

Accounting for Stock-based Awards

     We have adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. We have chosen to use the intrinsic value method to measure our compensation costs.

     In the past, we awarded a limited number of stock options to employees and non-employees at exercise prices that were subsequently determined to have been below fair market value. For these options, we record deferred stock-based compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. We amortize the deferred compensation charges on an accelerated method over the vesting period of the underlying option awards.

     The following table shows, by quarter, the non-cash stock based compensation expense recognized by the Company during 2003 and 2004.

	For the quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2003	2003	2003	2003
Cost of revenues	$145	$153	$146	$54	$6	$1	$—
Selling, general & administrative	312	316	295	51	6	1	—

	$457	$469	$441	$105	$12	$2	$—

     We issue both incentive and nonqualified stock options. Most of the options granted to date have been incentive stock options. We receive a tax deduction at exercise of nonqualified stock options for the excess of market value over the exercise price, the tax benefit of which is recorded directly as an increase to stockholders equity. The exercise of incentive stock options does not create any tax deduction for us.

Accounting for Income Taxes

     We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets up to the amount expected to be realized.

Long-lived Asset Impairment

     Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that carrying amounts may not be recoverable. When these events or changes in circumstances indicate that the carrying amount would be impaired, undiscounted cash flow analyses would be used to assess other long-lived impairment. The estimation of future cash flows involves considerable management judgment. Included in the restructuring charges for the nine months ended September 30, 2003 are charges for the write down of long-lived assets in the amounts of $0.4 million.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

     The following table shows the listed items from our consolidated statements of operations as a percentage of revenues for the periods presented (percentages may not aggregate due to rounding).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)
Revenues	100%	100%	100%	100%
Cost of revenues	55	40	54	43
Selling, general, and administrative	19	20	21	21
Depreciation and amortization	9	9	9	11
Management incentive plan	40	—	15	—
Restructuring charges	—	5	—	2

Income (loss) from operations	(24)	27	1	23
Interest expense	—	—	—	—
Interest income	—	—	—	—
Other expense (income)	—	—	—	—

Income (loss) before provision for income taxes	(23)	27	1	23
Provision (benefit) for income taxes	—	1	—	1

Net income (loss)	(23%)	26%	1%	23%

Three Months Ended September 30, 2003 compared with Three Months Ended September 30, 2004

Revenues

     Our revenues increased by $4.2 million, or 55%, from $7.7 million for the three months ended September 30, 2003 to $11.9 million for the three months ended September 30, 2004. This increase was primarily attributable to an increase of $1.6 million in customer management fees associated with a higher volume of services to new and existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services, particularly in the travel and hospitality industry. The increase in revenues also resulted, in part, from an increase of $2.5 million in customer management fees associated with services provided to nine new clients in the financial, telecommunications and technology industries.

     We anticipate that customer management fees will continue to comprise a substantial majority of our revenues for the foreseeable future. As more companies enter the BPO market in the Philippines, we anticipate increases in competition and price pressure that could reduce our rate of revenue growth in the balance of 2004 and adversely impact revenues in future periods, as compared with our performance in 2003 and the first six months of 2004. In addition, we offer some of our clients volume-related discounts, which could impact our revenues as we expand volume.

Cost of Revenues

     Our cost of revenues increased by $3.5 million, or 113%, from $3.1 million for the three months ended September 30, 2003 to $6.6 million for the three months ended September 30, 2004. The increase was primarily attributable to increased costs of approximately $3.0 million (or 25% of revenue) associated with the expansion of our outsourcing operations in the Philippines and an increase in the number of customer management professionals and $0.1 million (or 1% of revenue) of stock based compensation expense. We anticipate that these costs will continue to increase in those quarters when we expand our operations and increase the volume of customer management services we provide. We believe this trend will continue due to increased demand for our outsourced services by our existing clients, particularly those engaged in the travel and hospitality industry, and our ability to attract new clients. Our cost of revenues as a percentage of revenues increased from 40% for the three months ended September 30, 2003 to 55% for the three months ended September 30, 2004.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     As more companies enter the BPO market in the Philippines, we anticipate increases in competition for qualified professionals and management personnel. This increasing competition could result in higher cost of revenues in the balance of 2004 and future periods, as compared with our performance in 2003 and the first nine months of 2004, and could increase employee turnover.

Selling, General, and Administrative

     Selling, general and administrative expenses (SG&A) increased by $5.6 million, or 373%, from $1.5 million for the three months ended September 30, 2003, to $7.1 million for the three months ended September 30, 2004. The increase is primarily attributable to the $4.8 million (or 40% of revenue) cost associated with the management incentive plan in the current period, $0.6 million (or 6% of revenue) related to salaries and wages, and $0.3 million (or 3% of revenue) of stock based compensation expense. Our SG&A as a percentage of revenues increased from 20% for the three months ended September 30, 2003 to 59% for the three months ended September 30, 2004.

Nine months ended September 30, 2003 compared with nine months ended September 30, 2004

Revenues

     Our revenues increased by $10.5 million, or 49% from $21.4 million for the nine months ended September 30, 2003 to $31.9 million for the nine months ended September 30, 2004. The increase was primarily attributable to $5.1 million of customer management fees associated with services provided to six new clients. The increase was also attributable to an increase of $4.9 million in customer management fees associated with a higher volume of services rendered to existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourced services. The increase in revenues was partially offset by a 57% decline in revenues from Network Solutions for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003. We believe this decline was primarily due to Network Solutions’ improvement of its web-based, self-help technology, automation of its telephone inquiry system and expansion of its in-house customer management operations, which reduced Network Solutions’ demand for our services.

Costs of Revenues

     Our cost of revenues increased by $8.1 million, or 89%, from $9.1 million for the nine months ended September 30, 2003 to $17.2 million for the nine months ended September 30, 2004. The increase was primarily due to increased costs associated with the expansion of our outsourcing operations in the Philippines to meet increased demand from new and existing customers during the first three quarters of 2004, and to add capacity for anticipated future increases in demand. In the nine months ended September 30, 2004, we strategically invested in expanding our outsourcing delivery capabilities. The costs of expansion primarily include $5.0 million of compensation and training of additional outsourcing and support personnel, including middle and upper management, $1.4 million of expenses associated with the rental of facilities and expenses related to facilities, and $1.5 million of expenses associated with information technology, telecommunications and transmission rights. Other investments in capitalized infrastructure expansion, including build out of facilities, purchase of computers, information technology and telecommunications equipment have been capitalized and will be expensed over time as depreciation and amortization, which is classified separately from cost of revenues.

     Primarily as a result of our strategic investment in expanding our capacity, our cost of revenues as a percentage of revenues increased from 43% for the nine months ended September 30, 2003 to 54% for the nine months ended September 30, 2004 (including $0.4 million, or 1%, of non-cash, stock based compensation expense). Although our strategic investment in developing client service capacity may result in near term overcapacity and reduced operating margins, we believe the investment is essential to attract and retain additional clients. The success of this approach depends on our ability to correctly anticipate and continue building demand for our services. We plan to continue investing to expand our capacity through the remainder of 2004 and into 2005 when we commence operations at the PeopleSupport Center, a new build-to-suit 163,000 square feet leased facility that is schedule to commence operations in August 2005. We also intend that increases in demand for our services from new and existing clients will enable us to utilize our 2004 capacity enhancements beginning at the end of 2004 and early 2005.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, General and Administrative

     Selling, general and administrative expense (SG&A) increased $7.0 million, or 156%, from $4.5 million for the nine months ended September 30, 2003 to $11.5 million for the nine months ended September 30, 2004. The increase was primarily due to the following increased or additional expenses in 2004: $4.8 million of expense (or 15% of revenue) related to the management incentive plan, $0.9 million of expense (or 3% of revenue) related to stock based compensation and the recognition of $0.6 million of commission expense (or 2% of revenue). Our SG&A expense as a percentage of revenues was 21% and 36% for the nine months ended September 30, 2003 and 2004, respectively.

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of September 30, 2004, we have working capital of $5.8 million including cash and cash equivalents totaling $11.0 million (excluding a restricted cash equivalent) and accounts receivable of $7.0 million.

Operating Activities

     Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2004, which was greater than our net income of $0.4 million for the same period. The difference is primarily due to $2.9 million of depreciation and amortization, $1.4 million of non-cash stock based compensation expense, and an aggregate increase in working capital of $2.7 million. Net cash provided by operating activities was $8.1 million for the nine months ended September 30, 2003, which was greater than our net income of $4.9 million for the same period. The difference is primarily attributable to $2.5 million of depreciation and amortization, $0.3 million provision for doubtful accounts, $0.3 million of non-cash restructuring charges and an aggregate increase in working capital of $0.2 million.

Investing Activities

     Net cash used in investing activities during the nine months ended September 30, 2003 and 2004 was $1.6 million and $6.0 million, respectively. During the nine months ended September 30, 2004, we incurred $6.7 million of capital expenditures associated with the expansion of the Philippine operations which was offset by $0.5 million of receivable portfolio collections. Cash used in investing activities for nine months ended September 30, 2003 was primarily comprised of $1.6 million of capital expenditures associated with the continuing expansion of the Philippine operating facilities, and $0.3 million related to the purchase of receivable portfolios offset by a $0.4 reduction in restricted cash equivalents.

     We estimate that our capital expenditures, including expenditures already made, for 2004 will be approximately $8.0 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure, which we may adjust based on trends in revenue and personnel in the Philippines. In 2005, we expect to move into a build-to-suit leased data and outsourcing center in Manila, Philippines (the PeopleSupport Center). We estimate potential build out costs for this facility of $6.4 million for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures. In addition to the PeopleSupport Center, we estimate further build out costs in 2005 of our infrastructure of $2.0 million to $4.0 million primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure, which we may adjust based on trends in revenue and personnel in the Philippines. We anticipate using cash on hand and the net proceeds from our recently completed offering to fund these expenditures.

Financing Activities

     Net cash used in financing activities during the nine months ended September 30, 2003 and 2004 was $0.2 million and $2.4 million, respectively. The increase in cash used in financing activities for the nine months ended September 30, 2004 was primarily attributable to $1.2 million of deferred offering costs and the $1.4 million repurchase of common stock from one of our founders, offset by the absence of debt payments and $0.2 million of proceeds from the exercise of stock options and warrants.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     In May 2003, we renewed standby letters of credit in the aggregate amount of $0.7 million related to the lease of one of our offices in the Philippines and the lease or our headquarters in Los Angeles. In connection with these renewals, we granted a security interest in a certificate of deposit with a commercial bank to secure performance of our obligations under the standby letters of credit. Pursuant to the terms of the letters of credit, approximately $0.1 million of our security interest was released in August 2004 and approximately $0.5 million will be released in August 2005.

     At September 30, 2004, we had a restricted cash equivalent in the amount of approximately $0.5 million, held in a certificate of deposit as collateral for our lending facilities, which will be released as discussed above.

     Based on our current level of operations, we expect that our cash flow from operations, together with the proceeds of the current working capital and recently completed public offering on October 6, 2004, will be adequate to meet our anticipated cash needs at least through 2005. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely incur debt or sell additional equity to finance those acquisitions.

Rescission Offer and Reporting Obligations

     For the first time at the end of any fiscal year, on December 31, 2002, options granted under our 1998 stock plan were held by more than 500 holders. As a result, we became subject to the registration requirements under section 12(g) of the Securities Exchange Act of 1934, as amended, which requires every issuer having total assets of more than $10 million, and a class of equity security held of record by more than 500 or more persons, to register that class of equity security under the Exchange Act. We were required to comply with the registration requirements within 120 days after the end of the first fiscal year when we first met these assets and holder tests, and were required pursuant to Section 12 of the Exchange Act to file periodic and other reports under Section 13(a) of the Exchange Act.

     As a result of not having registered our securities under Section 12 and not having filed reports under Section 13(a) of the Exchange Act beginning in 2003, grants of certain options under our 1998 plan between January 1, 2003 through April 28, 2004 may not have been exempt from registration or qualification under federal and state securities laws, and we did not obtain any required registration or qualification. As a result, we intend to make a rescission offer to the U.S. holders of these options. In order to comply with California securities laws, we will offer to repurchase these options. Before the completion of its initial public offering, the Company applied to the California Department of Corporations for approval of the terms of the repurchase offer. By order dated October 28, 2004, the California Department of Corporations approved the Company’s repurchase application as to form pursuant to section 25507(b) of the California Corporations Code. Pursuant to the terms of our repurchase application, we intend to offer to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. Under these terms, we would be required to pay approximately $0.1 million, plus statutory interest at an annual rate of 7% if all persons entitled to have their options repurchased elect to do so. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject our offer to repurchase the options, we may continue to be liable under federal and state securities laws. We do not believe that this rescission offer will have a material effect on our results of operations, cash flows or financial positions.

     In addition, our failure to file past required reports under the Exchange Act of 1934 could conceivably give rise to potential claims by present or former stockholders based on the theory that such holders were harmed by the absence of such public reports. If any such claim is asserted, we could incur expenses and divert management’s attention in defending them, even if we have no liability.

     On November 1, 2004, we filed a registration statement on Form S-8 under the Securities Act covering shares of common stock under outstanding options under our 1998 stock plan, including those that optionees do not elect to sell back to us, in the rescission offer.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RISK FACTORS

Risks Related to Our Business

Our revenues are highly dependent on four major clients that collectively accounted for 82% of our revenues in the first nine months of 2004, and any loss of business from our major clients would reduce our revenues and seriously harm us.

     In recent years, we have generated, and expect that at least for the near term we will continue to generate, almost all of our revenues from a limited number of clients. Expedia, EarthLink, StarNumber (a subsidiary of InPhonic), and ConsumerInfo.com have been our largest clients in 2004 and accounted for 80% and 82% of our revenues for the three and nine months ended September 30, 2004, respectively. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 59% and 61% of our revenues for the three and nine months ended September 30, 2004, respectively. Our contract with Expedia expires in May 2007 and our contract with StarNumber expires in November 2005. Our contract with EarthLink expires in January 2006, but will automatically renew each year for a one year period unless terminated by EarthLink or us prior to the end of the term. Our contract with ConsumerInfo.com expires in July 2006, but will automatically renew each year for a one year period unless terminated by ConsumerInfo.com or us prior to the end of the term. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us.

     The loss of, or any significant decline in business from, one or more of these clients likely would lead to a significant decline in our revenues and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. We may not be able to retain our major clients or, if we were to lose any of our major clients, we may not be able to timely replace the revenue generated by the lost clients. In addition, the revenue we generate from our major clients may decline or grow at a slower rate in future periods than it has in the past. If we lose any of our major clients, or if they reduce their volume with us, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with them, which could exacerbate the harm that any such loss or reduction would have on our operating results and financial condition.

A reversal of industry trends toward offshore outsourcing due to negative public reaction in the United States and recently proposed legislation may adversely affect demand for our services.

     Our customer management and accounts receivable management services and our growth depend in large part on U.S. industry trends towards outsourcing these business processes offshore. The trend to outsource business processes may not continue and could reverse. Offshore outsourcing has become a politically sensitive topic in the United States, particularly in light of the recent Presidential election. Recently, many organizations and public figures have publicly expressed concerns about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors that operate out of facilities located in the United States. Estimates of the growth in the offshore outsourcing market in this prospectus do not assume any such slowdown or reversal of recent trends.

     A variety of federal and state legislation has been proposed that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located and in certain cases to obtain consent to handling calls or sending customer information offshore. It is also possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. In addition, various federal tax changes that could adversely impact the competitive position of offshore outsourcing services are also under consideration. Any expansion of existing laws or the enactment of new legislation directly or indirectly restricting offshore outsourcing may adversely impact our ability to do business with U.S. clients, particularly if these changes are widespread.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and seriously harm our business.

     We target clients with a high need for our customer management services and we depend on their continued need of our services, especially our major clients who generate the substantial majority of our revenues. However, over time, our clients may adopt new technologies that decrease the need for live customer interactions, such as interactive voice response, web-based self-help and other technologies used to automate interactions with customers. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenues and harm our business. For example, in 2003, one of our major clients, Network Solutions, which accounted for over 10% of our 2003 revenues, improved its web-based self-help technology and automated its telephone inquiry system, which we believe was a contributing factor behind a reduction in revenues by 57% for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

Our revenues are highly dependent on a few industries and any decrease in demand for outsourced services in these industries could reduce our revenues and seriously harm our business.

     Our major clients are concentrated in the travel and hospitality, technology and telecommunications industries. Our business and growth largely depends on continued demand for our services from clients in these industries and other industries we may target in the future and on trends in these industries to purchase outsourced business process services. A downturn in any of our targeted industries, particularly the travel and hospitality or Internet service provider industry, or a slowdown or reversal of the trend in any of these industries to outsource business processes could result in a decrease in the demand for our services. Rapid change in and competition between technology clients, particularly Internet service providers, could result in a decrease in demand for our services within the technology industry.

     Other adverse changes also may lead to a decline in the demand for our services in these industries. For example, consolidation in any of these industries, particularly involving our clients, may decrease the potential number of buyers of our services. Any significant reduction in or the elimination of the use of the services we provide within any of these industries would result in reduced revenues and harm our business. Our clients, particularly those in the technology and telecommunications industries, have frequently experienced rapid changes in their prospects, substantial price competition and pressure on their profitability. Although such pressures can encourage outsourcing as a cost reduction measure, they may also result in increasing pressure on us from clients in these key industries to lower our prices, which could negatively affect our operating results and harm our business.

We serve markets that are highly competitive and we may be unable to compete with businesses that have greater resources than we do.

     We currently face significant competition for outsourced business process services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality, sales and marketing skills, the ability to develop customized solutions and technological and industry expertise. While numerous companies provide a range of outsourced business process services, we believe our principal competitors include our clients’ own in-house customer service groups, including, in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. Our principal competitors in customer management services include Sykes Enterprises, Convergys Corporation and TeleTech Holdings, each publicly traded U.S. companies, and eTelecare International, ClientLogic, and Ambergris Solutions, each privately held companies. Wipro LTD, a large publicly held outsourcer of IT and IT related services based in India, recently announced plans to expand its operations into the Philippines. The trend towards offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate.

     We have existing competitors, and may in the future have new competitors, with greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition, and future prospects.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Many of our contracts can be terminated by our clients on short notice and in many cases without penalty. We also generally do not have exclusive arrangements with our clients or a minimum revenue commitment from our clients, which creates uncertainty about the volume of services we will provide and the amount of revenues we will generate from any of our clients.

     We typically enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients, but many of our contracts permit our clients to terminate the contracts upon short notice. The volume and type of services we perform for specific clients may vary from year to year, particularly since in many cases we are not the exclusive provider of outsourcing services to our clients. A client in one year may not provide the same level of revenues in a subsequent year. Many of our clients may terminate their contracts with us before their expiration with no penalties or limited penalties.

     Many of our clients could terminate their relationship with us or reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. The services we provide to a client could be reduced if the client were to change its outsourcing strategy. Clients may move more customer management functions in-house, to an affiliated outsourcing provider or to one of our competitors. Clients may reduce spending on outsourcing services due to changing economic conditions or financial challenges or political or public relations pressures to reduce or eliminate offshore outsourcing of business processes. If our clients are not successful or if they experience any significant decrease in their businesses, the amount of business they outsource and the prices that they are willing to pay for such services may be diminished and likely would result in reduced revenues for us. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

We often encounter a long sales and implementation cycle requiring significant resource commitments by our clients, which they may be unwilling or unable to make.

     The implementation of our customer management service involves significant resource commitments by us and our clients. Potential clients require that we expend substantial time and money educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Decisions relating to outsourcing business processes generally involve the evaluation of the service by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may expend significant funds and management resources during the sales cycle and ultimately the client may not engage our services. Our sales cycle generally ranges up to six to twelve months or longer. Our sales cycle for all of our services is subject to significant risks and delays over which we have little or no control, including:

•	Our clients’ alternatives to our services, including their willingness to replace their internal solutions or existing vendors;

•	Our clients’ budgetary constraints, and the timing of our clients’ budget cycles and approval process;

•	Our clients’ willingness to expend the time and resources necessary to integrate their systems with our systems and network; and

•	The timing and expiration of our clients’ current outsourcing agreements for similar services.

     If we are unsuccessful in closing sales after expending significant funds and management resources, or if we experience delays in the sales cycle, it could have a negative impact on our revenues and margins. This occupies important personnel resources that could otherwise be assisting other new clients. When we are engaged by a client after the sales process, it takes from four to six weeks to integrate the client’s systems with ours, and up to three months thereafter to ramp-up our services to the client’s requirements.

We have incurred substantial losses in the past and may not be profitable in the future.

     We did not become profitable until 2003 and incurred significant losses in each of the five fiscal years through 2002. This was mainly the result of excess capacity and high costs of our former U.S. outsourcing centers. We found it necessary to restructure our operations and move to the Philippines in order to become profitable. We may incur significant operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $61.0 million at September 30, 2004. We expect our marketing, sales and other operating expenses to increase in the future as we seek to expand our business. If our revenues do not grow at a faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We have a limited operating history and our business and future prospects are difficult to evaluate.

     Due to our limited operating history, especially in the Philippines where we consolidated our operations in 2002 and in our accounts receivable management services, which we commenced in April 2003, our business and future prospects are difficult to evaluate. We have limited experience providing accounts receivable management services and we are exploring opportunities to provide other outsourced services that we have not provided to date. You should consider the challenges, risks, and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	Attract and retain clients;

•	Attract and retain key personnel and customer management professionals;

•	Generate sufficient revenues and manage costs to maintain profitability;

•	Manage growth in our operations; and

•	Access additional capital when required and on reasonable terms.

Our operating results may fluctuate significantly and could cause the market price of our common stock to fall rapidly and without notice.

     Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, including:

•	The addition or loss of a major client and the volume of services provided to our major clients;

•	The extent to which our services achieve or maintain market acceptance, which may be affected by political and public relations reactions to offshore outsourcing;

•	Our ability to introduce new or enhanced services to our existing and prospective clients and to attract and retain new clients;

•	Long sales cycles and fluctuations in sales cycles;

•	The extent to which we incur expenses in a given period in anticipation of increased demand in future periods, and the extent to which that demand materializes;

•	Changes in our pricing policies or those of our competitors, as well as increased price competition in general;

•	Variation in demand for our services and services or products of our major clients, particularly clients in the travel and hospitality industry; and

•	The introduction of new or enhanced services by other outsourced service providers.

     Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

If we fail to manage our growth effectively, our business may not succeed.

     We have expanded significantly since our formation and intend to maintain our growth focus. However, our growth will place demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to manage our growth successfully, we must:

•	Maintain the hiring, training and management necessary to ensure the quality and responsiveness of our services;

•	Expand and enhance our administrative and technical infrastructure, facilities, and capacities to accommodate increased call volume and other customer management demands; and

•	Continue to improve our management, financial and information systems and controls.

     Continued growth could place a strain on our management, operations, and financial resources. Our infrastructure, facilities and personnel may not be adequate to support our future operations or to adapt effectively to future growth. As a result, we may be unable to manage our growth effectively, in which case our operating costs may increase at a faster rate than the growth in our revenues, our margins may decline and we may incur losses.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We may experience significant employee turnover rates in the future and we may be unable to hire and retain enough sufficiently trained employees to support our operations, which could harm our business.

     The business process outsourcing industry is very labor intensive and our success depends on our ability to attract, hire, and retain qualified employees. We compete for qualified personnel with companies in our industry and in the other industries and this competition is increasing in the Philippines as the BPO industry expands. Our growth requires that we continually hire and train new personnel. The BPO industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably. We may be unable to continue to recruit, hire, train, and retain a sufficient labor force of qualified employees to execute our growth strategy or meet the needs of our business.

Our senior management team is important to our continued success and the loss of members of senior management could negatively affect our operations.

     The loss of the services of Lance Rosenzweig, our Chief Executive Officer; Caroline Rook, our Chief Financial Officer; Rainerio Borja, our President of PeopleSupport (Philippines); or Parham Farahnik, our Vice President of Sales and Marketing, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals. Our executive officers are “at-will” employees that are not subject to employment agreements providing for any specified term of employment. We do not have “key man” insurance, nor are our U.S.-based executive officers subject to non-compete restrictions.

The planned move of our operations to our new facility in Manila could result in interruptions in service, which could reduce our revenues and harm our business.

     We plan to relocate our regional headquarters in the Philippines and at least one of our outsourcing locations to a facility to be built in Manila, which we expect to be operational in 2005. The relocation of our operations to this new facility will involve a number of logistical and technical challenges. We may encounter complications associated with the migration of our systems and computing equipment to our new facility, which could result in interruptions of our services. If such interruptions occur, they could result in financial or other damages to our clients, for which we could incur claims and liabilities and which could damage our reputation and cause us to lose significant business from one or more of our major clients. This would harm our business and operating performance.

Our facilities are at risk of damage by earthquakes and other natural disasters.

     We currently rely on the availability and condition of our leased Los Angeles, Manila, and Cebu facilities to provide service and support to our clients. These facilities are located in regions that are susceptible to earthquakes and other natural disasters, which may increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our provision of outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to repair or replace damaged equipment or facilities. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future. Prolonged disruption of our services as a result of natural disasters may entitle our clients to terminate their contracts with us.

Our operations could suffer from telecommunications or technology downtime, disruptions or increased costs.

     We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss or a reduction in revenues. These disruptions could be the result of errors by our vendors, clients, or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients, or others. For example, we currently depend on two significant vendors for facility storage and related maintenance of our main technology equipment and data at our U.S. data centers. Any failure of these vendors to perform these services could result in business disruptions and impede our ability to provide services to our clients. A significant interruption of service could have a negative impact on our reputation and could lead our

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

We could cause disruptions to our clients’ business from inadequate service, and our insurance coverage may be inadequate to cover this risk.

     Most of our contracts with our clients contain service level and performance requirements, including requirements relating to the timing and quality of responses to customer inquiries. The quality of services that we provide is measured by quality assurance ratings, which are based in part on the results of customer satisfaction surveys and direct monitoring of interactions between our professionals and customers. Failures to meet service requirements of a client could disrupt the client’s business and result in a reduction in revenues or a claim for substantial damages against us. For example, some of our agreements have standards for service that, if not met by us, result in lower payments to us. In addition, because many of our projects are business-critical projects for our clients, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business. Under our contracts with major clients and many of our contracts with other clients, our liability for breaching our obligations is generally limited to actual damages up to a portion of the fees paid to us. To the extent that our contracts contain limitations on liability, such contracts may be unenforceable or otherwise may not protect us from liability for damages. While we maintain general liability insurance coverage, including coverage for errors and omissions, this coverage may be inadequate to cover one or more large claims, and our insurer may deny coverage.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

     We are typically required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws. Penetration of the network security of our data centers could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

Our ability to use net operating loss carryforwards in the United States may be limited.

     We intend to use our U.S. net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on our analysis, which includes assumptions regarding the respective values of classes of our stock, we do not believe our net operating losses are currently subject to Section 382 limitations and will not become subject to such limitations solely as a result of our recent initial public offering. However, no assurance can be given that future events (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stocks or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) will not trigger Section 382 limitations and, as a result, adversely affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

The current tax holidays in the Philippines will expire within the next several years.

     We currently benefit from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire at staggered dates beginning in 2006 and ending in 2008, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (i) gross income (defined for this purpose to mean the amount of our cost-plus transfer payments to our Philippine subsidiary in excess of certain allowable deductions) attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (ii) our Philippine net income attributable to all other activities (including activities previously covered by our Board of Investments registrations) will be taxed at the regular Philippine corporate income tax rates of 32%. Our effective overall Philippine income tax rate will vary as the revenue generating activity at each outsourcing center becomes taxable upon expiration of the income tax holiday

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

applicable to that center.

We may choose to expand operations outside of the Philippines and may not be successful.

     We may consider expanding to countries other than the Philippines. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors may influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

We may make acquisitions that prove unsuccessful or divert our resources.

     We intend to consider acquisitions of other companies in our industry that could complement our business, including the acquisition of companies with expertise in other businesses and clients that we do not currently serve. We have little experience in completing acquisitions of other businesses, and we may be unable to successfully complete an acquisition. If we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions may place additional constraints on our resources by diverting the attention of our management from existing operations. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business.

We are subject to extensive laws and regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

     The BPO industry has become subject to an increasing amount of federal and state regulation in the past five years. Despite our focus on inbound customer management, we are subject to regulations governing communications with consumers due to the activities we undertake on behalf of our clients to encourage customers to purchase higher value, additional or complementary products and services offered by our clients. For example, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the Federal Trade Commission to issue regulations prohibiting misrepresentations in telephone sales. In addition, limits on the transport of personal information across international borders such as those now in place in the European Union (and proposed elsewhere) may limit our ability to obtain customer data.

     We are also subject to significant federal and state laws and regulations applicable to our accounts receivable management services, including the Fair Debt Collection Practices Act, which imposes significant limitations and restrictions on our debt collection practices including licensing requirements. These laws and regulations may limit our ability to recover and enforce defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit cards, debit cards, checks and other negotiable items may preclude us from collecting on defaulted consumer receivables we purchase or obtain through contingency placements from originators if they or others failed to comply with applicable law in generating or servicing those receivables. Additional federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance.

Our ability to raise capital in the future, if and when needed, may be limited, and could prevent us from executing our business strategy. The sale of additional equity securities would result in further dilution to our stockholders.

     We believe that our existing cash and cash equivalents, together with the net proceeds from our recently completed offering, will be sufficient to support our anticipated cash needs at least through 2005. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	Market acceptance of and demand for our offshore outsourced services which may be affected by political and public relations reactions to offshore outsourcing;

•	Access to and availability to sufficient management, technical, marketing, and financial personnel;

•	The need to enhance our operating infrastructure;

•	The continued development of new or enhanced services and hosted solutions;

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	The need to adapt to changing technologies and technical requirements;

•	Increasing costs, particularly in the Philippines;

•	The existence of opportunities to acquire businesses or technologies, or opportunities for expansion; and

•	Increased competition and competitive pressures.

     If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that restrict our operations. We may be unable to secure financing in sufficient amounts or on terms acceptable to us, if at all, in which case we may not have the funds necessary to finance our ongoing capital requirements or execute our business strategy.

We failed to register our securities under the Securities and Exchange Act of 1934 and, as a result, we may incur liability to repurchase certain stock options, and may face potential claims under federal and state securities laws.

     On December 31, 2002, options granted under our 1998 stock plan were held by more than 500 holders. As a result, we became subject to the registration requirements under Section 12(g) of the Securities Exchange Act of 1934. We were required to file periodic reports, such as 10-Ks and 10-Qs, under Section 13(a) of the Exchange Act beginning in 2003. We did not file any such reports until we filed a Form 10 registration statement in June 2004.

     As a result of our failure to file the reports, grants of certain options under our 1998 stock plan between January 1, 2003 and April 28, 2004 may not have been exempt from registration or qualification under federal and state securities laws, and we did not obtain any required registration or qualification. To address this matter, we intend to make a rescission offer to the holders of these options. Under the rescission offer, we intend to offer to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. We would be required to pay approximately $0.1 million, plus statutory interest at an annual rate of 7% if all persons entitled to have their options repurchased elect to do so. Federal securities laws do not expressly provide that a repurchase offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject our offer to repurchase the options, we may continue to be liable under federal securities laws.

     In addition, our failure to file required Exchange Act reports could conceivably give rise to potential claims by present or former stockholders based on the theory that such holders were harmed by the absence of such public reports. If any such claim is asserted, we could incur expenses and divert management’s attention in defending them, even if we have no liability.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Risks Related to Doing Business in the Philippines

We may face wage inflation and additional competition in the Philippines for our professionals, which could increase the cost of qualified employees and the amount of employee turnover.

     Wages for our employees in the Philippines are increasing at a faster rate than for our U.S. employees, which could result in increased costs to employ our outsourcing center professionals. We also are faced with competition in the Philippines for outsourcing center professionals, and we expect this competition to increase as additional outsourcing companies enter the market and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. We have benefited from an excess of supply over demand for college graduates in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified professionals, who are critical to our performance. This could increase our costs and turnover rates.

The Philippines may experience economic instability, which could increase our costs and harm our business.

     The Philippines continues to experience low growth in its gross domestic product, significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create economic instability that could harm businesses operating in the Philippines.

Currency fluctuations in the Philippine peso relative to the U.S. dollar could increase our expenses.

     All of our revenues are denominated in U.S. dollars, and a substantial portion of our costs are incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar, which would increase our expenses. We do not currently engage in any transactions as a hedge against risk of loss due to foreign currency fluctuations.

Terrorist attacks could adversely affect the Philippine economy, disrupt our operations and cause our business to suffer.

     The Philippines periodically experiences civil unrest and terrorism and U.S. companies in particular may experience greater risks. We are not insured against terrorism risks. Terrorist attacks, such as the attacks of September 11, 2001 in the United States, have the potential to directly impact our clients and the Philippine economy by making travel more difficult, interrupting lines of communication and curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and harm our business.

We benefit from Philippine laws granting preferential tax treatment which, if eliminated, could result in increased operating expenses.

     We have benefited from significant government assistance in the Philippines, including the grant of income tax holidays and preferential tax treatments under our registrations with the Philippine Board of Investments and Philippine Economic Zone Authority, and changes to the country’s educational curriculum in order to attract foreign investment in specified sectors including the outsourcing industry. Despite these benefits, the Philippine national and local governments could alter one or more of these beneficial policies and the Philippine legislature could amend the laws granting preferential tax treatment. The elimination of any of the benefits realized by us from our Philippine operations, including tax incentives, could result in increased operating expenses and impair our competitive advantages over BPO companies based outside of the Philippines.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other Risks Related to Us

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

     Before our recently completed initial public offering, our common stock was not traded in a public market. Since the completion of our initial public offering, our stock price has been and may continue to be volatile. We cannot predict the extent to which the trading market will continue to develop or how liquid that market might become. Prices for our common stock could be influenced by a variety of factors, including the depth and liquidity of the market for our common stock, investor perception of us, our business and our industry, the consumer credit and outsourcing industries, and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this report. In addition, the stock market in general and the Nasdaq National Market have experienced extreme price and volume fluctuations. Trading prices and valuations may not be sustainable. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, following periods of volatility in the overall market and a decline in the market price of a company’s stock, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts cease publishing research or reports about our business or if they change negatively their recommendations regarding our stock, our stock price and trading volume could decline.

     The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us publishes negative research on us or our industry, or downgrades our stock, our stock price would likely decline. If one or more of these analysts cease or limit coverage of us or our industry, or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

     Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At November 11, 2004, 17,951,259 shares of common stock were outstanding and 1,424,505 shares were to be issued upon the exercise of outstanding warrants and options. The shares sold in our initial public offering are freely transferable without restriction or additional registration under the U.S. Securities Act of 1933, as amended, or the Securities Act. The remaining shares of common stock outstanding after our initial public offering are available for sale, subject to volume and other restrictions as applicable under Rules 144 and 701 under the Securities Act. Additionally, our directors, executive officers and certain principal stockholders entered into “lock up” agreements with the underwriters in connection with our initial public offering, in which they agreed to refrain from selling their shares for a period of 180 days after our initial public offering. Approximately 9,819,831 of these shares will become available for sale at various times upon the expiration of holding periods and lock-up agreements. We also may be required to issue additional shares upon the exercise of previously granted options or warrants that are currently outstanding.

     Increased sales of our common stock in the market 180 days after our initial public offering could exert significant downward pressure on our stock price. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

We will incur increased costs as a result of being a public company.

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We estimate that these costs will be approximately $2.0 million annually, but they could be higher. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, which may result in additional costs in the future.

Delaware law and our amended and restated certificate of incorporation and bylaws will contain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.

     Our certificate of incorporation and bylaws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. In particular, our certificate of incorporation and bylaws include provisions that:

•	Classify our board of directors into three groups, each of which, after an initial transition period, will serve for staggered three-year terms;

•	Permit the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	Permit stockholders to remove our directors only for cause;

•	Permit a special stockholders’ meeting to be called only by our chairman of the board of directors, president, or chief executive officer, a majority of our board of directors or two-thirds of the independent directors;

•	Require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders’ meeting;

•	Permit our board of directors to issue, without approval of our stockholders, up to 4,000,000 shares of preferred stock with terms that our board of directors may determine and that may be senior to the terms of our common stock;

•	Prohibit cumulative voting in the election of directors that would otherwise allow less than a majority of stockholders to elect directors;

•	Permit the board of directors to alter certain provisions of our amended and restated bylaws without obtaining stockholder approval;

•	Require approval of at least 75% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action; and

•	Eliminate the right of stockholders to call a special meeting of stockholders and to take action by written consent.

     Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation, amended and restated bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than they would without these provisions.

Our corporate actions are substantially influenced by officers, directors, principal stockholders and affiliated entities.

     Our directors, executive officers and their affiliated entities beneficially own approximately 25.7% of our outstanding common stock. These stockholders, if they were to act together, could exert substantial influence over matters requiring approval by

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     Our results of operation and cash flows are subject to fluctuations due to changes in foreign current exchange rates, particularly changes in the Philippine peso. For the nine months ended September 30, 2004 and 2003, approximately 52% and 46%, respectively, of our expenses were generated in the Philippines. We derive all of our revenues in US dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our overseas operation by approximately $1.4 million, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $1.4 million. Expenses relating to our operation outside the United States increased in the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003 due to increased costs associated with higher revenue generation and customer management services, partially offset by the increase in the value of the U.S. dollar relative to the Philippine peso.

     We fund our Philippine subsidiary on a bi-monthly basis through U.S. dollar denominated accounts held in the Philippines. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on an as-needed basis. To date, we have not entered into any hedging contracts. Historically, we have benefited from the ongoing decline in the Philippine peso against the U.S. dollar.

Interest Rate Sensitivity

     We had cash, cash equivalents and restricted cash equivalents totaling $11.5 million at September 30, 2004. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. A 1% decrease in short term rates would reduce our interest income by approximately $0.1 million. The interest income from these funds will be subject to fluctuations due to changes in interest rates.

Inflation Rate Sensitivity

     For the nine months ended September 30, 2004 and 2003, approximately 52% and 46%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the six months ended June 30, 2004 inflation averaging 4.1% kept prices generally stable. However, we are currently experiencing higher inflation and expected this trend to continue in 2005. Inflation in the Philippines has not affected our operating results for two reasons. First, the Philippines has historically experienced deflationary pressure on wages due to a fast growing population, high unemployment (13.7% for the three month period ended March 31, 2004) and 385,000 college graduates a year entering a market that cannot absorb all of them. Second, our pesos denominated expenses have decreased in dollar terms due to the decline in the value of the peso relative to the dollar, discussed above. A reversal of these trends, increased wage pressure due to increased competition as the BPO industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds, as discussed above.

ITEM 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

     From time to time, the Company may be involved in claims in lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company accrues for the estimated minimum probable loss as the liability. Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On September 30, 2004, the SEC declared effective the Company’s Registration Statement on Form S-1 (File No. 333- 115328) (“Registration Statement”) for our initial public offering. Under the Registration Statement, we registered 7,840,909 shares of our common stock for an aggregate offering size of $54.9 million. 5,348,727 shares (including 603,000 shares sold by us upon exercise of the underwriters’ over-allotment option) were sold by us and 2,072,455 shares were sold by certain selling stockholders. All of the 7,421,182 shares sold in this offering were sold at $7.00 per share. The offering closed on October 6, 2004 (and the sale of the 603,000 additional shares pursuant to the exercise of the over-allotment option closed on October 25, 2004). The managing underwriters were SG Cowen & Co., Piper Jaffray & Co., A.G. Edwards & Sons and JMP Securities.

     The aggregate gross proceeds from the sale of 5,348,727 shares of common stock sold by us (including the 603,000 shares sold in the over-allotment) was $37,441,089. The aggregate gross proceeds from the sale of 2,072,455 shares sold by the selling stockholders was $14,507,185. The aggregate net proceeds to us after the offering were $31,720,213, after deducting an aggregate of $2,620,876 in underwriting discounts and commissions paid to the underwriters and an estimated $3,100,000 in other expenses incurred in connection with this offering. The aggregate net proceeds to the selling stockholders were $13,491,682 after deducting an aggregate of $1,015,503.

     On October 6, 2004, we invested all of our net proceeds in short-term, interest-bearing instruments.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     During the three months ended September 30, 2004, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

     1. In July 2004, we sent a written consent to certain of our stockholders requesting approval to the taking of the following actions in connection with the initial public offering of our common stock:

a. The approval of a reverse 1 for 2.74 stock split of our common stock and preferred stock, and the filing of an amendment to our certificate of incorporation to reflect the reverse stock split.

b. The approval of our amended and restated certificate of incorporation and amended and restated bylaws that were filed and went into effect upon the completion of our initial public offering on October 6, 2004.

c. The approval of the form of indemnification agreements with our officers and directors.

d. The approval of our 2004 Stock Incentive Plan.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

     e. The approval of our 2004 Employee Stock Purchase Plan.

     A total of 7,721,612 post split shares, representing no less than 61% of our capital stock on an as-converted basis (including 6,722,795 post split shares of preferred stock, representing no less than 64% of our preferred stock) voted in favor of these matters. The resolutions for the above-described approvals were adopted as of July 21, 2004.

     2. In August 2004, we sent a written consent to certain of our stockholders requesting approval of an amendment to our certificate of incorporation to lower the minimum price at which shares of our preferred stock would be automatically converted upon the completion of our initial public offering from $9.59 to $6.95 per share. A total of 8,498,592 post split shares, representing no less than 71.96% of our capital stock on an as-converted basis (including 7,263,424 post split shares of preferred stock, representing no less than 75% of our preferred stock) voted in favor of this matter. The resolutions for the above-described approval were adopted as of August 24, 2004.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

Exhibit
Number
31.1	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on November 15, 2004.

PeopleSupport, Inc.
By:	/s/ Caroline Rook

Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)