Form 10-Q/A
period 2004-09-30
PeopleSupport, Inc.
filed 2005-02-25
CIK 1289001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 333-115328

PeopleSupport, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-4695021
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1100 Glendon Ave., Suite 1250 Los Angeles, California 90024
(Address of principal executive offices)

(310) 824-6200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     17,951,358 shares of common stock were outstanding as of November 11, 2004.

PEOPLESUPPORT, INC.
FORM 10-Q/A
FOR THE QUARTER ENDED
September 30, 2004

INDEX*

* This quarterly report on Form 10-Q/A amends only certain information in Items 1, 2 and 4 of Part I and Item 6 of Part II identified in the Index, and no other information included in PeopleSupport Inc.’s original quarterly report on Form 10-Q for the third quarter ended September 30, 2004 is amended or updated hereby.

Explanatory Note

This amended quarterly report on Form 10-Q/A is being filed to reflect the restatement of PeopleSupport, Inc.’s consolidated financial statements for the third quarter of 2004. The restatement was originally reported in the company’s current report on Form 8-K filed January 11, 2005, and the press release issued on the same date that was filed as Exhibit 99.1 of such current report. The purpose of the restatement is to exclude a charge related to payment obligations of $4.8 million under the company’s management incentive plan in connection with its initial public offering and to make other adjustments related to obligations under the plan, as discussed in Note 13 of the financial statements included under Part I, Item 1 of this report. This amended quarterly report also reflects corresponding changes to other information included in the original quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on November 11, 2004.

As reported in the press release in PeopleSupport, Inc.’s current report on Form 8-K filed January 11, 2005, in preparing the company’s financial statements for the quarter ended September 30, 2004, the charge of $4.8 million under the management incentive plan was recorded on September 30 because by September 30 the registration statement for the offering had been declared effective by the SEC, the offering had priced and the management payments were highly probable. The decision to record the charge in the third quarter was made after consultation with, and the concurrence, of the company’s independent registered public accounting firm. Subsequently, upon further analysis, the company concluded that the event triggering the payment obligations was the closing of, and the receipt of funds from, the offering and the charge of $4.8 million should have been recorded on October 6, 2004. Accordingly, the charge related to the payment obligations recorded in the third quarter of 2004 will instead be reflected in the fourth quarter of 2004 and reported when the company reports its 2004 year-end results. As a result of the adjustments, restated net income calculated in accordance with GAAP for the third quarter of 2004 was $1.9 million, or $0.14 per diluted share, as compared with a previously reported net loss of $2.7 million, or $(1.28) per diluted share.

Except for information relating to the restatement in Items 1, 2 and 4 of Part I and the updated certifications in Item 6 of Part II, no other information included in the original quarterly report on Form 10-Q is amended or updated by this Form 10-Q/A. You should not rely on the financial statements and other financial information contained in Items 1, 2 and 4 of Part I of the company’s original quarterly report on Form 10-Q for the quarterly period ended September 30, 2004. This quarterly report on Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original quarterly report on Form 10-Q or otherwise modify or update those disclosures.

PART I—FINANCIAL INFORMATION

      ITEM 1. Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2004	2003
	(As restated,
	See Note 13)
ASSETS
Current assets:
Cash and cash equivalents	$10,979	$12,151
Restricted short-term cash equivalent	512	101
Accounts receivable, net of allowance for doubtful accounts of $582 (unaudited) and $553	7,020	2,476
Investment in receivable portfolios	127	622
Prepaid expenses and other current assets	926	1,217

Total current assets	19,564	16,567
Property and equipment, net	8,616	4,829
Restricted long-term cash equivalent	—	550
Deferred offering costs	3,000	—
Other long term assets	1,028	589

Total assets	$32,208	$22,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,733	$1,031
Accrued liabilities	4,532	2,478
Deferred revenue	1,883	1,235
Reserve for restructuring	—	25

Total current liabilities	9,148	4,769

Deferred rent	270	267

Total liabilities	9,418	5,036

Commitments and contingencies Redeemable convertible preferred stock, $.003 par value; authorized 11,227 shares:
Convertible Series A preferred stock — $.003 par value; designated 712 shares; 712 shares issued and outstanding at September 30, 2004 and December 31, 2003, liquidation preference over common stockholders of $1,302	1,286	1,286
Convertible Series B preferred stock — $.003 par value; designated 3,848 shares; 3,311 shares issued and outstanding at September 30, 2004 and 2,239 at December 31, 2003, liquidation preference over common stockholders of $6,134	6,255	6,098
Convertible Series C preferred stock — $.003 par value; designated 3,289 shares; 3,289 shares issued and outstanding at September 30, 2004 and December 31, 2003, liquidation preference over common stockholders of $17,571	17,515	17,515
Convertible Series D preferred stock — $.003 par value; designated 3,378 shares; 3,149 shares issued and outstanding at September 30, 2004 and December 31, 2003, liquidation preference over common stockholders of $49,268	49,211	49,211
Stockholders’ equity (deficit)
Common stock, $.003 par value; authorized 16,975 shares; 2,134 and 2,536 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	6	7
Additional paid-in capital	6,691	6,399
Accumulated deficit	(56,306)	(61,367)
Accumulated other comprehensive income	225	224
Deferred stock compensation	(2,093)	(1,874)

Total stockholders’ equity (deficit)	(51,477)	(56,611)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$32,208	$22,535

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(As restated,		(As restated,
	See Note 13)		See Note 13)
Revenues	$11,936	$7,720	$31,932	$21,449
Cost of revenues (exclusive of depreciation shown below)	6,606	3,064	17,155	9,123
Selling, general and administrative	2,306	1,520	6,727	4,531
Depreciation and amortization	1,049	684	2,893	2,456
Restructuring charges	—	366	(22)	366

Income from operations	1,975	2,086	5,179	4,973

Interest expense	—	—	—	2
Interest income	(24)	(20)	(57)	(54)
Other expense (income)	(1)	5	4	(6)

Income before provision for income taxes	2,000	2,101	5,232	5,031
Provision for income taxes	68	59	171	140

Net income	1,932	2,042	5,061	4,891
Foreign currency translation adjustment	(5)	(2)	1	—

Comprehensive income	$1,927	$2,040	$5,062	$4,891

Basic earnings per share	$0.90	$0.81	$2.17	$1.93
Diluted earnings per share	$0.14	$0.16	$0.37	$0.40
Basic weighted average shares outstanding	2,136	2,533	2,330	2,533
Diluted weighted average shares outstanding	13,564	12,464	13,854	12,281

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2004	2003
	(As restated,
	See Note 13)
OPERATING ACTIVITIES:
Net income	$5,061	$4,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,893	2,456
Provision for doubtful accounts	29	291
Stock-based compensation	1,367	14
Non-cash restructuring charges	—	283
Reduction of excess accrual for restructuring	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,574)	(415)
Prepaid expenses and other assets	281	(136)
Other long term assets	(444)	(129)
Accounts payable and accrued liabilities	1,993	969
Deferred revenue	648	207
Cash payments on restructuring reserve	(3)	(327)

Net cash provided by operating activities	7,229	8,104
INVESTING ACTIVITIES:
Purchases of receivable portfolios	—	(346)
Collections applied to principal of receivable portfolios	495	16
Purchase of property and equipment	(6,671)	(1,608)
Restricted cash equivalent	139	351

Net cash used in investing activities	(6,037)	(1,587)
FINANCING ACTIVITIES:
Payments of capital lease obligation	—	(59)
Repayments of note payable	—	(166)
Repurchase of common stock	(1,350)	—
Proceeds from the exercise of warrants to purchase redeemable preferred stock	157	—
Deferred offering costs	(1,227)	—
Proceeds from the exercise of stock options	55	—

Net cash used in financing activities	(2,365)	(225)
Effect of exchange rate changes on cash	1	3

Net increase (decrease) in cash and cash equivalents	(1,172)	6,295
Cash and cash equivalents, beginning of year	12,151	5,179

Cash and cash equivalents, end of period	$10,979	$11,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid for the period	$—	$2
Taxes paid for the period	392	15

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of PeopleSupport, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, is unaudited. The information reflected as of December 31, 2003 is derived from the audited financial statements. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1.

     On August 5, 2004, the Company’s Board of Directors effected a 1 for 2.74 reverse stock split of the Company’s common and preferred stock. The financial statements have been retroactively restated for the effects of the reverse stock split.

     The Company operates in one reportable segment.

Note 2. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$1,932	$2,042	$5,061	$4,891
Foreign currency translation adjustment	(5)	(2)	1	—

Comprehensive income	$1,927	$2,040	$5,062	$4,891

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

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and nine months ended September 30, 2004 and 2003:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	4.0%	2.7%	4.0%	2.7%
Expected option life (years)	5.0	5.0	5.0	5.0
Volatility	31.7%	0.0%	31.7%	0.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted Average Fair Value	—	$2.19	$11.00	$1.29

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee and director stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of the compensation cost expected in future years. If compensation cost for the Company’s stock option plans were determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been as indicated below (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income —as reported	$1,932	$2,042	$5,061	$4,891
Add: Stock – based compensation expense included in reported net income, net of related tax effects	457	12	1,367	14
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(474)	(165)	(1,422)	(495)

Net income —pro forma	$1,915	$1,889	$5,006	$4,410

Basic earnings per share—as reported	$0.90	$0.81	$2.17	$1.93
Diluted earnings per share—as reported	0.14	0.16	0.37	0.40
Basic earnings per share—pro forma	0.90	0.75	2.15	1.74
Diluted earnings per share—pro forma	0.14	0.15	0.36	0.36

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

     The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Options	—	148	—	181
Preferred stock warrants	31	1,604	31	1,604
Common stock warrants	96	96	96	96

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Nine Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income to common stockholders	$5,061	2,330	$2.17	$4,891	2,533	$1.93
Effect of dilutive securities:
Options	—	950		—	360
Warrants	—	805		—	—
Convertible preferred stock	—	9,769		—	9,388

Income available to common stockholders	$5,061	13,854	$0.37	$4,891	12,281	$0.40

	Three Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income to common stockholders	$1,932	2,136	$0.90	$2,042	2,533	$0.81
Effect of dilutive securities:
Options	—	959		—	543
Warrants	—	8		—	—
Convertible preferred stock	—	10,461		—	9,388

Income available to common stockholders	$1,932	13,564	$0.14	$2,042	12,464	$0.16

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

Note 6. Preferred Conversion Right

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

     The registration statement relating to the Company’s initial public offering was declared effective on September 30, 2004, and the sale of 4,745,727 shares by the Company and 2,072,455 shares by existing shareholders closed on October 6, 2004. Based on the net offering proceeds received by the Company and selling stockholders, the Company became obligated to pay up to $5,631 to senior management and other key employees. The Company paid $4,786 (or 85%) upon completion of the offering and intends to pay $845 (or 15%) over time after the offering based on continued service or other performance criteria.

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

     The following pro forma balance sheet gives effect to the preferred shares converting to common, the amended and restated Certificate of Incorporation, the initial public offering, and the Underwriters over-allotment exercise as if they had occurred on September 30, 2004. The earnings per share calculations give effect to the preferred shares converting to common as if they had occurred on January 1, 2003 or the later dates on which some of the shares of preferred stock were issued.

CONSOLIDATED PRO FORMA BALANCE SHEET

	Actual	Pro Forma Adjustments			Pro Forma
	As of	Conversion of		Underwriter	As of
	September 30,	Preferred to	Effect of Initial	Exercise of	September 30,
	2004	Common Shares	Public Offering	Over-Allotment	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,979	$—	$24,236	$3,461	$38,676
Restricted short-term cash equivalent	512	—	—	—	512
Accounts receivable, net of allowance for doubtful accounts of $582	7,020	—	—	—	7,020
Investment in receivable portfolios	127	—	—	—	127
Prepaid expenses and other current assets	926	—	114	13	1,053

Total current assets	19,564	—	24,350	3,474	47,388
Property and equipment, net	8,616	—	—	—	8,616
Restricted long-term cash equivalent	—	—	—	—	—
Deferred offering costs	3,000	—	(3,000)	—	—
Deferred compensation costs	—	—	845	181	1,026
Other long term assets	1,028	—	—	—	1,028

Total assets	$32,208	$—	$22,195	$3,655	$58,058

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

CONSOLIDATED PRO FORMA BALANCE SHEET

	Actual	Pro Forma Adjustments			Pro Forma
	As of	Conversion of		Underwriter	As of
	September 30,	Preferred to	Effect of Initial	Exercise of	September 30,
	2004	Common Shares	Public Offering	Over-Allotment	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,733	$—	$—	$—	$2,733
Accrued liabilities	4,532	—	(1,783)	—	2,749
Management incentive plan obligation	—	—	—	—	—
Deferred revenue	1,883	—	—	—	1,883
Reserve for restructuring	—	—	—	—	—

Total current liabilities	9,148	—	(1,783)	—	7,365
Management incentive plan obligation	—	—	845	181	1,026
Deferred rent	270	—	—	—	270

Total liabilities	9,418	—	(938)	181	8,661

Redeemable convertible preferred stock, $.003 par value and $.001 par value pro forma; authorized 11,227 shares and 4,000 shares pro forma:
Convertible Series A preferred stock — $.003 par value actual and $.001 pro forma; designated 712 shares; 712 shares issued and outstanding at September 30, 2004, 0 shares issued and outstanding, pro forma	1,286	(1,286)	—	—	—
Convertible Series B preferred stock — $.003 par value and $.001 par value pro forma; designated 3,848 shares; 3,311 shares issued and outstanding at September 30, 2004 and 0 shares issued and outstanding, pro forma	6,255	(6,255)	—	—	—
Convertible Series C preferred stock — $.003 par value and $.001 par value pro forma; designated 3,289 shares; 3,289 shares issued and outstanding at September 30, 2004 and 0 shares issued and outstanding, pro forma	17,515	(17,515)	—	—	—
Convertible Series D preferred stock — $.003 par value and $.001 par value pro forma; designated 3,378 shares; 3,149 shares issued and outstanding at September 30, 2004 and 0 shares issued and outstanding, pro forma	49,211	(49,211)	—	—	—
Stockholders’ equity (deficit)
Common stock, $.003 par value and $.001 par value pro forma; authorized 16,975 shares and 87,000 shares pro forma; 2,134 issued and outstanding at September 30, 2004 and 17,944 issued and outstanding, pro forma	6	28	5	1	40
Additional paid-in capital	6,691	74,239	27,790	3,925	112,645
Accumulated deficit	(56,306)	—	(4,662)	(452)	(61,420)
Accumulated other comprehensive income	225	—	—	—	225
Deferred stock compensation	(2,093)	—	—	—	(2,093)

Total stockholders’ equity (deficit)	(51,477)	74,267	23,133	3,474	49,397

Total liabilities, preferred stock and stockholders’ equity (deficit)	$32,208	$—	$22,195	$3,655	$58,058

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

PRO FORMA EARNINGS PER SHARE CALCULATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$1,932	$2,042	$5,061	$4,891
Basic earnings per share	$0.90	$0.81	$2.17	$1.93
Diluted earnings per share	$0.14	$0.16	$0.37	$0.40
Basic weighted average shares outstanding	2,136	2,533	2,330	2,533
Diluted weighted average shares outstanding	13,564	12,464	13,854	12,281
Pro Forma basic earnings per share	$0.15	$0.17	$0.42	$0.41
Pro Forma diluted earnings per share	$0.14	$0.16	$0.37	$0.40
Pro Forma basic weighted average shares outstanding	12,597	11,921	12,099	11,921
Pro Forma diluted weighted average shares outstanding	13,564	12,464	13,854	12,281

Note 13. Restatement

     Subsequent to the issuance of the Company’s financial statements for the quarter ended September 30, 2004, the Company has decided to restate its financial statements for the quarter ended September 30, 2004 to exclude payment obligations of $4,786 under its management incentive plan in connection with the company’s initial public offering (“IPO”) and make other adjustments related to obligations under the plan. The initial decision to record the charge in the third quarter was made after consultation with, and the concurrence, of the company’s independent registered public accounting firm. Subsequently, upon further analysis, the company concluded that the event triggering the payment obligations was the closing of, and the receipt of funds from, the offering and the charge of $4,786 should have been recorded on October 6, 2004. The obligations and corresponding payments will instead be reflected in the fourth quarter of 2004 and reported when the company reports its 2004 year-end results.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

     A summary of the significant effects of the restatement is as follows:

	September 30,	September 30,
	2004	2004
	(As reported)	(As restated)
Description
Current assets:
Prepaid expenses and other current assets	$1,040	$926

Deferred compensation costs	845	—

Total assets	33,167	32,208

Current liabilities:
Accrued liabilities	4,522	4,532
Management incentive plan obligation	4,786	—
Total current liabilities	13,924	9,148

Management incentive plan obligation	845	—

Total liabilities	15,039	9,418

Accumulated deficit	(60,968)	(56,306)
Total stockholders’ equity (deficit)	$(56,139)	$(51,477)

	Three months ended
	September 30, 2004
	(As reported)	(As restated)
Description
Management incentive plan	$4,786	$—
Income (loss) from operations	(2,811)	1,975
Provision (benefit) for income taxes	(56)	68
Net income (loss)	(2,730)	1,932

Basic earnings (loss) per share	$(1.28)	$0.90
Diluted earnings (loss) per share	$(1.28)	$0.14

	Nine months ended
	September 30, 2004
	(As reported)	(As restated)
Description
Management incentive plan	$4,786	$—
Income (loss) from operations	393	5,179
Provision (benefit) for income taxes	47	171
Net income (loss)	399	5,061

Basic earnings (loss) per share	$0.17	$2.17
Diluted earnings (loss) per share	$0.03	$0.37

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)
Revenues	100%	100%	100%	100%
Cost of revenues	55	40	54	43
Selling, general, and administrative	19	20	21	21
Depreciation and amortization	9	9	9	11
Restructuring charges	—	5	—	2

Income from operations	17	27	16	23
Interest expense	—	—	—	—
Interest income	—	—	—	—
Other expense (income)	—	—	—	—

Income before provision for income taxes	17	27	16	23
Provision for income taxes	1	1	1	1

Net income	16%	26%	16%	23%

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

Selling, General, and Administrative

     Selling, general and administrative expenses (SG&A) increased by $0.8 million, or 53%, from $1.5 million for the three months ended September 30, 2003, to $2.3 million for the three months ended September 30, 2004. The increase is primarily attributable to $0.5 million (or 4% of revenue) related to salaries and wages, and $0.3 million (or 3% of revenue) of stock based compensation expense. Our SG&A as a percentage of revenues decreased from 20% for the three months ended September 30, 2003 to 19% for the three months ended September 30, 2004.

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

Selling, General and Administrative

     Selling, general and administrative expense (SG&A) increased $2.2 million, or 49%, from $4.5 million for the nine months ended September 30, 2003 to $6.7 million for the nine months ended September 30, 2004. The increase was primarily due to the following increased or additional expenses in 2004: $0.9 million of expense (or 3% of revenue) related to stock based compensation and the recognition of $0.6 million of commission expense (or 2% of

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

revenue). Our SG&A expense as a percentage of revenues was 21% for both the nine months ended September 30, 2003 and 2004, respectively.

Liquidity and Capital Resources

     We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of September 30, 2004, we have working capital of $10.4 million including cash and cash equivalents totaling $11.0 million (excluding a restricted cash equivalent) and accounts receivable of $7.0 million.

Operating Activities

     Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2004, which was greater than our net income of $5.1 million for the same period. The difference is primarily due to $2.9 million of depreciation and amortization, $1.4 million of non-cash stock based compensation expense, and an aggregate decrease in working capital of $2.1 million. Net cash provided by operating activities was $8.1 million for the nine months ended September 30, 2003, which was greater than our net income of $4.9 million for the same period. The difference is primarily attributable to $2.5 million of depreciation and amortization, $0.3 million provision for doubtful accounts, $0.3 million of non-cash restructuring charges and an aggregate increase in working capital of $0.2 million.

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

     We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss or a reduction in revenues. These disruptions could be the result of errors by our vendors, clients, or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients, or others. For example, we currently depend on two significant vendors for facility storage and related maintenance of our main technology equipment and data at our U.S. data centers. Any failure of these vendors to perform these services could result in business disruptions and impede our ability to provide services to our clients. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

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

     We currently benefit from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire at staggered dates beginning in 2006 and ending in 2008, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (i) gross income (defined for this purpose to mean the amount of our cost-plus transfer payments to our Philippine subsidiary in excess of certain allowable deductions) attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (ii) our Philippine net income attributable to all other activities (including activities previously covered by our Board of Investments registrations) will be taxed at the regular Philippine corporate income tax rates of 32%. Our effective overall Philippine income tax rate will vary as the revenue generating activity at each outsourcing center becomes taxable upon expiration of the income tax holiday applicable to that center.

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

Our directors, executive officers and their affiliated entities beneficially own approximately 25.7% of our outstanding common stock. These stockholders, if they were to act together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

ITEM 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

     In January 2005, we decided to restate our financial statements for the quarter ended September 30, 2004 to exclude payment obligations of $4.8 million under our management incentive plan in connection with the company’s initial public offering and make other adjustments related to obligations under the plan. The obligations and corresponding payments will instead be reflected in the fourth quarter of 2004 and reported when the company reports its 2004 year-end results. Management believes that the accounting adjustments resulting in the restatement were due to an interpretation of the event that triggered the contractual obligation and do not reflect a material weakness in our disclosure controls or procedures.

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

     We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any significant deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting are effective, future events affecting our business may cause us to modify these controls and procedures in the future.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On September 30, 2004, the SEC declared effective the Company’s Registration Statement on Form S-1 (File No. 333-115328) (“Registration Statement”) for our initial public offering. Under the Registration Statement, we registered 7,840,909 shares of our common stock for an aggregate offering size of $54.9 million. 5,348,727 shares (including 603,000 shares sold by us upon exercise of the underwriters’ over-allotment option) were sold by us and 2,072,455 shares were sold by certain selling stockholders. All of the 7,421,182 shares sold in this offering were sold at $7.00 per share. The offering closed on October 6, 2004 (and the sale of the 603,000 additional shares pursuant to the exercise of the over-allotment option closed on October 25, 2004). The managing underwriters were SG Cowen & Co., Piper Jaffray & Co., A.G. Edwards & Sons and JMP Securities.

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

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on February 25, 2005.

PeopleSupport, Inc.
By:	/s/ Caroline Rook

Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)