Form 10-K
period 2004-12-31
PeopleSupport, Inc.
filed 2005-03-31
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004
Commission File Number: 333-115328

PeopleSupport, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	95-4695021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Glendon Ave., Suite 1250 Los Angeles, California (Address of principal executive offices)	90024 (Zip Code)
Registrant’s telephone number, including area code (310) 824-6200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	Nasdaq National Market
Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed fourth quarter was $179,609,660.
      As of March 24, 2005, 18,050,543 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PeopleSupport, Inc. and Subsidiaries
FORM 10-K
For the Fiscal Year Ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Many of the statements included in this Annual Report on Form 10-K contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in “Risk Factors,” as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that may affect these projections or expectations include, but are not limited to those discussed in “Risk Factors.”
      Given such risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.
      These forward-looking statements speak only as of the date of this report and, unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in other reports and documents we will file with the SEC after the date of this annual report. See “Available Information” under Item 1 of Part I of this report.
PART I

Item 1.	Business
      All references to “we,” “our,” and “us” in this Annual Report on Form 10-K refer to PeopleSupport, Inc and its subsidiaries.
Overview
      We provide business process outsourcing, or BPO, services from our facilities in the Philippines. We believe we are one of the largest outsourced service providers in the Philippines based on the size of our workforce, which consists of over 3,500 college educated, fluent English speaking Philippine personnel. From our Philippine facilities, we provide customer management services for U.S.-based clients who wish to outsource this function to a high quality, lower cost provider. We currently service 28 U.S.-based clients in a variety of industries, including travel and hospitality, technology, telecommunications, retail, consumer products and financial services. We primarily provide inbound customer management services, which includes handling calls and e-mails from our clients’ customers to order goods and services, make and change travel reservations, address billing questions, submit warranty claims and obtain technical support. We manage over two million customer communications per month, including inbound calls, e-mails, and web chats. Our largest clients in 2004 were Expedia, EarthLink and ConsumerInfo.com, which accounted for 69% of our 2004 revenues. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 57% of our 2004 revenues. In 2003, our largest clients were Expedia, Network Solutions and EarthLink which accounted for 88% of our 2003 revenues. Expedia and Network Solutions were our largest clients in 2002. In July 2003, we began providing accounts receivable management services in which we use specially trained Philippine personnel to collect overdue consumer receivables from U.S. debtors.
      Our revenues and net income for the year ended December 31, 2004 were $44.5 million and $8.3 million, respectively, as compared with revenues of $30.0 million and a net income of $8.0 million for the year ended December 31, 2003. Substantially all of our revenues in 2004 and 2003 was derived from our customer management business, and less than 1.5% percent was derived from our accounts receivable management business. At December 31, 2004 we had an accumulated deficit of $53.0 million as the result of net losses in prior years.

      We have developed an integrated offshore platform that includes four outsourcing centers and two data centers in the Philippines, as well as two data centers in the United States. Through our operations in the Philippines, we believe we provide significant value to our clients by offering high quality services at a substantially lower cost than services provided through U.S. outsourcing centers. We believe the Philippines offers significant cultural and language advantages over other offshore outsourcing locations such as India. The Philippines has the third largest English-speaking population in the world and has long-standing ties to the United States. It has modeled many of its government, banking, accounting and education systems after the United States. The Philippines has a large pool of skilled college graduates who are attuned to U.S. culture and speak fluent English with minimal accents. In 2004, we received 78,000 applications for employment and added just over 1,789 net new employees to our workforce, which represents the difference between the number of employees we had at the end of the year and the number with which we started at the beginning of the year. The Philippine BPO services market is relatively new and we believe that our early leadership position will provide us with an opportunity for continued growth.
      We provide seamless communications between customers in the United States and our professionals in the Philippines by using communications capacity dedicated to our use that is leased from major fiber optic network providers. We securely route inbound, multi-channel communications to the optimal location in the Philippines based on our professionals’ skill sets and availability. We also use a uniform “hub and spoke” information technology platform that is highly scalable. Applications and data are stored at our redundant “hub” in Los Angeles, and deployed to our “spokes” in the Philippines. This architecture allows us to expand to meet the needs of our existing and new clients, optimize our seat and workforce utilization and add additional locations.
      We focus on developing long-term strategic outsourcing relationships with clients that have complex customer management requirements. We work closely with our clients to enhance customer satisfaction by jointly developing outsourcing solutions that meet our clients’ unique business needs. These solutions often require extensive customized training and technical integration with our clients, which we believe will foster long-term client relationships. In addition to customer service, our training emphasizes revenue generation for our clients by encouraging customers to purchase higher value, additional or complementary products or services offered by our clients, which we believe distinguishes us from many of our competitors.
      In addition to growing our customer management and accounts receivable management businesses, we are exploring opportunities to offer other outsourced services, including back office functions such as credit application processing, document processing, travel related and finance and accounting services. We have been in discussions with our clients to assess their demand for these types of back office services and we are in the process of reviewing the feasibility of providing these additional services. Based on our preliminary review of the requirements for providing these types of services, we would need to hire additional personnel with appropriate skills and qualifications, and may be required to acquire or develop additional applications and systems necessary to deliver such services. We have not completed our review of the requirements and costs for providing these types of services.
Corporate Background and History
      We were incorporated in 1998 under Delaware law. We began providing outsourced customer management services in 1998 from an outsourcing center location in Los Angeles. Through 1999, we employed close to 362 customer care professionals in Los Angeles and developed a client base consisting of more than 51 providers of Internet-based services. In 2000, due to the downturn in the Internet services industry, many of our clients went out of business or were unable to continue using our services and terminated their engagement with us. In an effort to reduce operating costs and gain a competitive advantage, in 2000 and 2001, we restructured our business by relocating our outsourcing operations first to St. Louis, Missouri, and then to the Philippines. In connection with our relocation to the Philippines in 2000, we purchased the assets of a Philippine-based outsourcing company and formed PeopleSupport (Philippines), Inc. to function as our operating subsidiary in the Philippines. The restructuring of our operations resulted in significant cost savings due to reductions in labor and lease expenses. We benefited from substantially lower wage rates in the Philippines and gained access to a large pool of skilled, college-educated English speaking professionals. We also benefited from abundant and cost-effective telecommunications capacity linking the Philippines with our data centers in the United States. As the demand for our offshore outsourced services grew, we expanded our outsourcing operations in the Philippines. We currently maintain four outsourcing facilities and employ more than 3,500 personnel in the Philippines. In 2003, we completed the migration of our outsourcing operations in the Philippines and closed our facility in St. Louis.
      In July 2003, we began providing accounts receivable management services. We provide these services through our wholly-owned operating subsidiary, STC Solutions, Inc., which is a Delaware corporation formed in October 2002. In May 2003, we formed ProArm Management, Inc., a Delaware corporation, to engage in the business of acquiring debt portfolios on an opportunistic basis. Through the date of this Annual Report on Form 10-K, we have expended approximately $0.7 million to purchase debt portfolios, and we do not expect these activities to constitute a material portion of our business.
Industry Background

Overview
      Business process outsourcing involves contracting with an external organization to take primary responsibility for providing a business process or function. Companies initially used outsourcing to achieve cost savings in transaction-intensive, back office business processes. Today, in addition to cost savings, outsourcing adoption is driven by opportunities to improve a wide range of business processes and quality of service with a desire to outsource non-core activities so that management can focus on its core products and services.
      The BPO market includes several functionally-oriented submarkets, such as customer management, accounts receivable management, processing services, human resources, procurement, logistics, finance and accounting, sales and marketing, engineering, facilities management and training. Demand for business process outsourcing services has experienced strong growth in recent years.

Current Trends in Customer Management Services
      The scope of outsourced customer interaction has expanded from outbound telemarketing calls to a broad spectrum of customer management services, including customer care, technical support and sales and marketing. The delivery platform has evolved from single facility, low technology call centers to large, high volume customer care centers that use advanced technology. Companies are now focused on optimizing their brands through improved customer care and increasing the value of their customer relationships by encouraging the purchase of higher value, additional or complementary products and services. At the same time, global competition, pricing pressures and rapid changes in technology make it increasingly difficult for companies to cost-effectively maintain the in-house personnel and infrastructure necessary to handle all of their customer management needs. We believe these trends, combined with rapidly expanding consumer use of alternative communications, such as the Internet and e-mail, have resulted in increased demand for outsourced customer management services.
      We believe the factors that influence companies to outsource customer management services include:

•	significant cost benefits;

•	best practices in leveraging learned experiences across multiple clients in an efficient and effective manner;

•	the importance of professionally managed customer communications to retain and grow customer relationships;

•	the ability to free available resources and management to focus on developing core products and services;

•	increasing capital requirements for sophisticated communications technology needed to provide timely technical support and customer care; and

•	extensive and ongoing staff training and associated costs required for maintaining in-house technical support and customer care solutions.
      We expect the market for outsourced customer management services to benefit as corporations continue to shift business processes from internal operations to outsourced partners.

Trend Toward Offshore Delivery of BPO Services
      We believe that to attain high quality BPO services at a lower cost, many companies are moving selected front and back office processes to providers with offshore delivery capabilities. In recent years, fiber optic telecommunications facilities have become widely available at affordable rates. At the same time, we believe offshore providers have become more accepted by businesses and continue to grow in recognition and sophistication. As a result, a large number of BPO services companies have established offshore operations or operate exclusively offshore. Potential clients, in requests for proposals, frequently require significant detail about offshore delivery capabilities.
      India currently accounts for the largest share of the offshore BPO market. However, offshore capacity is expanding beyond India to countries such as the Philippines, China and Russia. Several high profile U.S. companies have reduced or discontinued their use of offshore customer management services in India due to dissatisfaction with the quality of service. We believe the Philippines is emerging as an attractive alternative to India as a destination for offshore outsourcing services, particularly in BPO services that require complex voice interaction in English.
Our Competitive Strengths
      We believe our competitive strengths have allowed us to successfully create a sustainable and scalable position as a leading offshore customer management services provider.

Philippine-Based Delivery Model
      The Philippines is an attractive and growing market for offshore business process outsourcing services and, as an early entrant, we have successfully established ourselves as one of the market leaders. With the third largest English speaking population in the world, the Philippines has a large pool of skilled, college-educated professionals who speak fluent American English with minimal accents. Many Filipinos are familiar with Western business practices and have an affinity for U.S. culture, which we believe offers a particular advantage in interacting with U.S. consumers and processing U.S. business transactions. In addition, the Philippines has a well-developed telecommunications and utility infrastructure and an attractive business environment for BPO companies. We have direct fiber optic based lines to all of our locations in the Philippines, and the Philippine government has encouraged foreign investment and provided significant assistance to the BPO industry through the abatement of corporate income taxes, changes to the country’s educational curriculum and relaxation of certain regulatory restrictions. The personnel and infrastructure available in the Philippines enables us to provide outsourcing services at a substantially lower cost than U.S. outsourcing providers and, we believe, at generally comparable or superior quality levels. We believe our English speaking workforce enables us to provide consistently high quality outsourcing services at costs generally comparable to other offshore locations and substantially lower than the United States.

Strong Industry Expertise
      We have developed substantial expertise in several industries that have a high demand for complex customer management services, such as travel and hospitality, technology, telecommunications, retail and financial services. This industry focus allows us to acquire a thorough understanding of our clients’ business issues and customer needs. This approach enables us to provide customized, high quality customer management services in these industries quickly and efficiently and we believe enhances our ability to attract major clients. For example, our experience in the travel and hospitality industry recently contributed to the successful engagement of four business units within a Fortune 500 company. It also helps us leverage our relationship with our clients, and to become experts in processes other than customer management, such as back office processes.

Collaborative Client Relationships
      We collaborate with each client to understand its outsourcing needs and jointly create solutions. We work closely with our clients to train our professionals so that they have extensive knowledge of our clients’ products and services. Our major clients often visit our facilities in the Philippines to participate directly in the training of our professionals. Our clients also invest resources to integrate their processes and technologies with ours to make our services transparent to their customers and provide reciprocal access to data and reports. We believe our close training and systems integration with our clients will foster strategic long-term relationships.

Sales Centric Focus
      We employ a business approach that focuses on revenue generation for our clients. In our recruiting, we target employees with a sales orientation and personality. Additionally, we provide sales training to our professionals, including how to encourage customers to purchase higher value, additional or complementary products and services offered by our clients. By emphasizing revenue generation, we seek to strengthen our clients’ relationships with their customers, improve sales of our clients’ products and services and increase the likelihood of repeat sales to those customers. We believe our ability to provide comprehensive services focused on revenue generation for our clients differentiates us from many of our competitors.

Attractive Employment Culture
      We believe we have established a corporate culture that enables us to attract and retain talented professionals. We have developed an extensive recruiting network to attract high quality talent, primarily from universities, throughout the Philippines. Our reputation allows us to attract high quality candidates and be highly selective in our recruiting. In 2004, we received approximately 78,000 applications for employment and added just over 1,789 net new professionals to our workforce, which represents the difference between the number of employees we had at the end of the year and the number with which we started at the beginning of the year. We also offer a broad range of programs for enhancing employee retention and encouraging career development, including creating rewards and recognition for performance, stressing professional development through continuing education and our management trainee program, offering attractive compensation and comprehensive benefits packages and encouraging open communication between employees and management. In 2004, we achieved an annual voluntary turnover rate after a six-month probationary period of approximately 13%, which reflects the percentage of our total workforce that left during 2004 on a voluntary basis after completing their six-month probationary period. Our total turnover rate for 2004 was higher. We believe that our employee retention enables us to retain valuable institutional knowledge, lower our recruiting costs, grow and nurture a strong base of managers and provide tangible benefits to our clients, such as employee continuity and consistent quality.
Our Growth Strategy
      In order to build on our position as a leading offshore business process outsourcing services provider, we are focusing on the following strategies.

Attract Additional Large Customer Management Clients
      We have established strong relationships with our major clients and believe we have developed a reputation as a provider of high quality, cost-effective offshore customer management services. We plan to build on these relationships and our reputation to attract additional major clients with large customer bases and complex customer management needs. One of the key elements in attracting new clients has been positive references from existing clients. We continually identify potential engagements and educate potential clients about our services through our sales directors in the United States and our lead generation team in the Philippines. We have developed a highly targeted marketing strategy for future client acquisition involving direct calls, Internet based advertising, trade shows and industry publications. Our client development efforts are expanding from our historical focus on U.S.-based companies to potential clients in other English speaking countries.

Expand Accounts Receivable Management Services
      In 2003, we began providing accounts receivable management services. The accounts receivable management industry is highly fragmented with approximately 6,500 providers in the United States. We believe there are a limited number of accounts receivable management providers outside of North America serving U.S. credit originators and that most domestic providers do not presently have the resources or experience to establish operations offshore. We have expanded our accounts receivable management operations to collect defaulted consumer receivables on behalf of national credit originators, such as credit card companies and banks, and on behalf of telecommunications and utility companies. We believe our lower cost structure in the Philippines will give us a competitive advantage in our collections efforts because we can devote more time to live interaction with the debtor. In particular, we believe we can collect lower balance accounts which cannot profitably be collected using live voice interaction in the United States.

Broaden Service Offerings
      We are exploring opportunities to provide additional BPO services to our clients, which may involve new service offerings we do not currently provide. We believe we can leverage our skilled professionals and use our existing infrastructure to provide additional BPO services including back office functions such as credit application processing, document processing, systems maintenance and other areas of travel, finance and accounting. In particular, we will focus on services that we can provide during off-peak hours that do not require live customer interaction to use our existing infrastructure to provide services during the daytime in the Philippines. We currently provide the majority of our services during Philippine nighttime hours (U.S. daytime hours). We generally seek to enhance our portfolio of services by focusing on client requirements, emerging trends and new technologies that will create the need for additional BPO services.

Continue to Attract and Retain Top Professional Talent
      Our goal is to continue to attract, develop and retain highly skilled professionals. We intend to continue to use a variety of recruiting methods to attract our high quality workforce through nationwide recruiting, including joint programs with major universities, an employee referral program and regular participation in job fairs. We also have developed and will continue to use programs to enhance employee retention and encourage career development, including offering competitive compensation and comprehensive benefits packages, creating rewards and recognition for performance, and stressing professional development through continuing education and our management trainee program.

Expand to Additional Countries
      Currently, we conduct all of our outsourcing services through our facilities in the Philippines. We believe that the Philippines is an attractive offshore BPO services market in which we have a strong competitive position, but we will continue to evaluate expansion into new geographic markets. This decision will be driven by multiple factors, including our clients’ interests in geographic diversification, and our expansion into new services and markets. We believe that regions and countries that have an educated, English speaking workforce at reasonable wage rates, such as parts of Latin America, Malaysia, South Africa and Caribbean countries, would be the most likely areas for geographic diversification of our operations. However, we are still assessing these opportunities and have not identified any specific location for expanding our outsourcing operations. We believe that our technology and operations platform will allow us to add new outsourcing centers in many locations.

Pursue Selective Strategic Acquisitions
      We believe that pursuing selective acquisitions of BPO services companies could expand our breadth of services, facilitate expansion into new markets and locations and increase our client base. We will evaluate opportunities to add new outsourcing center facilities, new skill sets and additional offshore operations. We will consider acquiring complementary BPO businesses or assets, such as companies focused on back office processing services, companies located in new geographic regions, or client contracts of distressed domestic outsourcing companies. We currently have no agreement or commitment relating to any acquisitions.
Our Services
      We specialize in providing high quality, inbound customer management services to companies that seek to enhance customer satisfaction and loyalty and reduce costs. We combine our industry expertise and advanced technology to provide a range of integrated and seamless customer management services. In 2003, we also began providing accounts receivable management services, in which we collect overdue receivables on consumer debt.

Customer Management Services
      We offer a wide range of customer management services to our clients and their customers. We have a consulting services group dedicated to designing and customizing these services for each client. Our consulting services group collaborates with each client on an ongoing basis and coordinates our internal resources to design, deploy and maintain efficient, integrated services between our technology infrastructure and our clients’ systems. We address our clients’ service strategies, anticipated volume and service levels, reporting and analytical requirements, networking and security, back-end system integration, and training and staffing needs.
      Our fee arrangements are generally customized for each client on a case-by-case basis. Our fee arrangements depend on a variety of factors, including the types and complexity of services we render for the client, service level requirements, the number of personnel assigned to provide the services, the complexity of training our personnel to provide the services, and the information technology and telecommunications requirements necessary to render the services. Our customer management fees generally consist of time-delineated or session-based fees, including hourly or per-minute charges and charges per interaction, and implementation fees, including charges for installing and integrating new clients into our telecommunications, information technology and client reporting structure.
      We provide the following types of customer management services through multiple integrated communications channels, including telephone, e-mail, live web chat and Internet self-help applications.

•	Customer care. Our customer care services are initiated by inbound calls and e-mail from customers with a wide range of questions regarding their account billing, changes in services, reservation changes, delivery updates on goods or services, complaint and issue resolution and general product or services inquiries.

•	Inbound sales. We handle inbound calls from customers purchasing products and services from our clients, including travel reservations, telecommunications services, Internet services and consumer products and services. Our professionals are specifically trained to identify opportunities to sell other products and services offered by our clients. For some clients, an important aspect of our sales activity includes seeking to retain customers who call to cancel our clients’ services.

•	Technical support. Our technical support services include handling troubleshooting calls, responding to software and hardware problems, providing support for Internet service problems, managing corporate help desks and providing warranty or post-warranty support.

•	Direct response sales services. Our direct response services involve handling inbound telephone orders or inquiries for clients in the direct marketing industry, including those calls received in response to print advertisements, infomercials and other electronic media. Our professionals answer questions and process orders for the purchase of our clients’ products or services and identify opportunities to sell other products and services.

•	Hosting. On a limited basis, we host and maintain the customer interaction section of our clients’ websites, including e-mail, live web chat and Internet self-help applications.

      Our reporting and analytical systems also play an important role in the customer management services we provide. Our system captures and analyzes data received through our multiple communications channels and generates client-specific interaction reports on an hourly, daily, weekly and monthly basis. These reports are accessible to our clients through our web-based and secured reporting portal, Intellicenter. Intellicenter offers our clients access to data generated through customer management interactions and allows them to analyze the customer interaction database, which includes all e-mail and live web chat transcripts for feedback on the types of questions raised by customers. The system also provides historical trend information to help clients monitor the volume and effectiveness of our interactions with their customers, including revenue generation.

Accounts Receivable Management Services
      In 2003, we began offering accounts receivable management services through our wholly-owned subsidiary, STC Solutions, Inc. Our accounts receivable management professionals are trained in collecting consumer receivables for clients in the financial services, telecommunications and utilities industries. We believe our accounts receivable management professionals have the customer interaction skills needed to perform successfully in the debt collection area, which often involves unscripted dialog, negotiations and settlement with debtors. We structure our accounts receivable management services in a variety of ways. We manage receivables that have been already written off by the lender by making outbound calls to recover the debt on a contingency fee basis. We also manage receivables that are in default but have not yet been written off by our clients by charging primarily for time spent making outbound calls to collect outstanding debts in the early stage of collections. Our objective is to achieve a higher collection rate, or “netback,” in relation to overall cost by combining accounts receivable management best practices with the advantage of locating our accounts receivable management professionals in the Philippines. We also assist clients with skip tracing by collecting research and data to track debtors that are difficult to locate. With consumer debt at record levels, we believe there is ample opportunity to expand our accounts receivable management services particularly if we enter a rising interest rate environment.
Our Delivery Platform
      We have developed and deployed a customized information technology infrastructure to efficiently and securely deliver our services. Our redundant systems reduce the risk of data loss and transmission failure and allow us to quickly scale to meet increased demand. Key components of our infrastructure include the following.

•	“Hub and spoke” architecture. Our data centers located in the United States and the Philippines use a technical infrastructure designed to facilitate rapid expansion and consistency in delivering services to and from any of our outsourcing centers. Our data centers are connected to each other using multiple, redundant communication lines. Our “hub and spoke” operating model allows us to provide consistent and scalable business processes across multiple outsourcing centers. Applications and data are stored at our redundant “hub” in Los Angeles and deployed at our “spokes” in the Philippines. This allows us to quickly and efficiently handle additional volume and services for our new and existing clients and to expand our outsourcing network by establishing new “spokes” virtually anywhere in the world that is accessible by fiber optic networks.

•	Dedicated telecommunications network. We have designed and deployed a secure, dedicated telecommunications system that allows us to securely route multi-channel communications between the United States and our outsourcing centers in the Philippines. Our system, which is redundant and highly scalable, transmits communications traffic with minimal delay and high transmission quality over a private network leased from major telecommunications providers. Our lease agreements with these providers generally provide for annual terms and fixed fees based on the levels of capacity dedicated to us. Customer traffic is initially received by our redundant data center in Los Angeles where we apply voice compression technologies and then seamlessly route calls to the optimal location in the Philippines based on our professionals’ skill sets and availability. In most cases, these communications between the United States and the Philippines are indistinguishable from domestic communications between points within the United States.

•	Integrated customer communications channels. We provide customer management services through multiple communications channels, including telephone, e-mail, live web chat and Internet self-help applications. Our customer management professionals are trained to offer services in each of these communications channels. Our customer interaction systems are also integrated with our workforce management system, which is used to manage optimal staffing and service levels. These systems are also integrated with a proprietary reporting system that is populated daily for all interactions occurring in our outsourcing centers. This provides our clients with a single view of all interactions between our professionals and their customers.

•	Robust data security. We use several layers of information security protection, including applications and devices designed to prevent unauthorized access to data residing in our systems and aggressive monitoring of audit trails at application and network layers. All outside connections to our network must pass through a sophisticated security system that is supported by multiple firewalls. Data access to client back-end systems is also protected by these security measures. We constantly monitor the network for attacks by potential hackers. As required by our clients, we prevent our professionals from copying or transmitting customer data.

•	Proprietary integrated “Intellicenter” feedback system. Intellicenter is our proprietary reporting and analytical system that generates client-specific interaction reports. These reports are accessible to our clients on an hourly, daily, weekly and monthly basis. Intellicenter also provides access to customer contact transcripts and allows our clients to review the customer interaction database of all e-mail and web chat transcripts. The system provides historical trend information to help clients monitor the volume and effectiveness of our interactions with customers.

•	24/7 client helpdesk. We have a helpdesk staffed 24/7, which offers our clients complete coverage in the event of any system issues. We have established standardized procedures to identify and track inquiries, and we categorize and prioritize inquiries by order of importance to our clients. We also operate an information technology calling tree which allows us to escalate issues up the personnel chain of command as the situation warrants.

•	Proprietary self-help software. As part of our customer management services, we offer clients use of our self-help technology, RightResponse. RightResponse uses a proprietary natural language search engine to match customer inquiries with relevant information contained in a database updated by our knowledge engineers. Web- based reports and analytical tools allow clients to evaluate the effectiveness of our self-help services and provide statistics on their self-help functions.

•	Quality assurance. Our quality assurance analysts use our quality management software to monitor service level compliance and randomly sample customer interactions. The system is configured for voice, data and computer screen capture to record the total customer experience and provide live monitoring and playback via a web browser from any location.

Our Clients
      We provide our services to companies in a variety of industries, including travel and hospitality, technology, telecommunications, retail, consumer products and financial services. We are focused on developing long-term strategic outsourcing relationships with clients in these industries because of the volume of customer interactions, complexity of services, anticipated growth of their market segments and increasing need for high quality and cost-effective, customer management services. Our clients benefit from our customer management experience, industry expertise, technical infrastructure and trained professionals. By outsourcing their business processes services to us, our clients entrust us with an important aspect of their business.

      For the year ended December 31, 2004, our top three clients, Expedia, EarthLink and ConsumerInfo.com, accounted for 69% of our revenues, and each accounted for over 10% of our revenues for the year. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 57% of our revenues for the year ended December 31, 2004. Expedia has been a client since 2000 and it was our largest client in 2002 and 2003. EarthLink first engaged our services in 2002, and ConsumerInfo.com first engaged our services in 2003. We continued to build our client base in 2004, adding several clients including four business units of a Fortune 500 travel and hospitality company. Typically, our clients first engage our services on a pilot basis and then expand the engagement by increasing the number of professionals to handle their service needs.
      The following are examples of relationships with major clients.

•	We were engaged by a large travel services provider that decided to expand its outsourced customer management services in order to achieve vendor diversity and scalability as it entered an aggressive growth phase. The client also experienced seasonal patterns in its business that required dynamic staffing to respond to customer needs. The initial phase of our engagement involved collaborating with the client to integrate multiple back-end systems and to conduct an intensive four week training program for our professionals. Within three months, we began providing limited customer management services to test the processes we jointly developed and adjust our service as appropriate. During the next six months, we increased the volume and scope of our services for this client and have continued to adapt our services to meet the client’s needs. We handle a significant amount of this client’s overall customer management needs and a majority of their outsourced customer management services. The services we provide include hotel and travel reservation sales, schedule changes, customer inquiries and issue resolution. Our services are conducted via voice and e-mail interactions.

•	We were engaged by a client in the technology sector that was facing downward pricing pressure and needed to reduce internal costs. The client had limited exposure to offshore BPO services through an outsourced e-mail support arrangement with an India-based company and agreed to test our e-mail response capabilities. The client informed us that we achieved consistently strong performance in the first few weeks and decided to expand our relationship and test the viability of our offshore voice support. As a result, we agreed to expand our services by adding a small group of our professionals to handle inbound telephone calls. The client monitored our performance and customer satisfaction feedback to determine whether a potential widespread change in support strategy would be accepted by its customers. Over the next few months, the client asked us to expand our voice team to handle multiple service lines. We also were asked to be a part of our client’s planning for its entire offshore strategy. Currently, we have a team of several hundred professionals dedicated to this client over multiple facilities.
Employees
      At December 31, 2004, we had a total of 3,602 employees, with 42 employees at our headquarters in Los Angeles, five field sales representatives in the United States and 3,555 employees in the Philippines. We had 3,402 employees in operations, 16 employees in sales and marketing, 65 employees in information technology and 119 employees in administration and executive management. None of our employees are covered by a collective bargaining agreement. All of our employees sign confidentiality agreements. In addition, our employees in the Philippines sign employment agreements containing non-compete provisions. We consider our relations with our employees to be good.

Hiring and Recruiting
      We recognize that our professionals are critical to the success of our business as a majority of our support and service efforts involve direct interaction with customers. We believe the tenure and productivity of our professionals are directly related. Attracting, hiring, training and retaining our professionals is one of our major areas of focus. Nearly all of our Philippine-based professionals are college educated. We pay our professionals competitive wages and offer a benefits program which includes comprehensive medical, dental and life insurance, meal allowance, overtime pay and paid time off, as well as a variety of employee incentives. Additionally, in a compensation component uncommon for the Philippine labor market, we award stock options to most of our tenured professionals, which are subject to vesting based on continued service. In 2004, we achieved an annual voluntary turnover rate for regularized employees of approximately 13%, which reflects the percentage of our total workforce that left during 2004 on a voluntary basis after completing their six-month probationary period. Our total turnover rate for 2004 was higher This figure reflects the percentage of our total workforce that left during 2004 on a voluntary basis after being trained by us and after completing their six month probationary period.
      We believe we have developed effective strategies and a strong track record in recruiting. We created software and processes, known as our Applicant Information Management System, to receive applications through the Internet and track the progress of our applicants. Successful candidates must undergo numerous tests and interviews before we extend offers for employment. In 2004, we received approximately 78,000 applications for employment and added just over 1,789 net new professionals to our workforce, which represents the difference between the number of employees we had at the end of the 2004 and the number with which we started at the beginning of the year. We also have an active employee referral program that provides us with a cost-effective way of accessing qualified potential employees.

Workforce Management
      We maintain a 24/7 workforce management team responsible for managing optimal staffing and service levels. This department is equipped with workforce management software and staffed by skilled operations analysts and a manager responsible for forecasting, analyzing, scheduling and monitoring our adherence to required service and staffing levels. We use trend analysis and client forecasts to staff appropriately in anticipation of volume variations. Depending on the level of service required by our clients, our customer management professionals may be assigned to a single client or may work for multiple clients. Our workforce management system has the following features:

•	full integration with our voice, e-mail and live web chat systems;

•	analytics and scenario-based forecasting and scheduling;

•	schedule adherence and event monitoring;

•	real-time reporting; and

•	online work schedule management.
Competition
      We believe that the principal competitive factors in our business include the ability to:

•	provide high quality professionals with strong customer interaction skills, including English language fluency with minimal accents;

•	offer cost-effective pricing of services;

•	deliver value-added and reliable solutions to clients;

•	provide industry specific knowledge and expertise;

•	generate revenues for clients; and

•	provide a technology platform that offers a seamless customer experience.
      We believe that we compete effectively on all of these factors. In providing outsourcing services to U.S.-based clients, we believe the location from which services are performed is also a competitive factor. However, concerns over political or public relations consequences from offshore outsourcing in the United States may result in a reversal or slowing of industry trends toward offshore outsourcing and impair our ability to compete in our markets. U.S. companies may use domestic providers of outsourcing services or keep additional work in-house, despite the additional cost savings available through offshore providers of these services.
      The global BPO services companies with whom we compete include offshore BPO companies and U.S.-based outsourcing companies.

•	There are numerous BPO companies based in offshore locations such as India, the Philippines, China, Latin America, the Caribbean, Africa and Eastern Europe. Some of these companies offer services such as data entry, transcription and e-mail response that require minimal customer interaction by voice and therefore reduce the importance of English language skills and U.S. cultural affinity. These companies also may have greater financial, personnel and other resources, longer operating histories, more recognizable brand names and more established client relationships. Most of these companies compete with us primarily on price and are often able to offer lower costs to potential clients. We seek to position ourselves as a service-focused company, with a workforce attuned to U.S. culture and a focus on revenue generation for our clients.

•	We compete with several broad-based domestic outsourcing companies. These companies often have greater financial, personnel and other resources, longer operating histories, more recognizable brand names and more established client relationships. Although many of these companies have established, or are establishing, offshore operations, they generally have a large base of higher cost domestic operations. We position ourselves as a Philippine-based outsourcing provider, with high quality service offerings and a college-educated workforce. We also emphasize our significantly lower cost structure and our focus on client revenue generation.
      In customer management services, our principal competitors with operations in the Philippines include Sykes Enterprises, Convergys Corporation and TeleTech Holdings, each publicly traded U.S. companies, and eTelecare International, ClientLogic and Ambergris Solutions, each privately held companies. We expect that these outsourcing companies will expand their Philippine operations and that other companies will enter the Philippine outsourcing services market. We anticipate that this will increase the competition for outsourcing center professionals, particularly qualified middle and upper management candidates, and therefore increase the wages we must pay these professionals. In addition, increased outsourcing company activities in the Philippines may lead to price competition and put pressure on us to reduce our prices.
      In addition to our direct competitors, many companies choose to perform some or all of their customer care, technical support, collections and back office processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we give companies the opportunity to focus on their core products and services while we focus on the specialized function of managing their customer relationships.
Sales and Marketing
      We market our services through our sales and marketing organization, which is divided into sales and marketing support, client development and client services.

Sales and Marketing Support
      Our sales and marketing support group is primarily responsible for increasing the awareness of our services in the marketplace and generating meetings with prospective clients through lead generation, sales calls, membership in industry associations, web-based marketing, public relations activity, attendance at trade shows and participation in industry conferences and events. Our sales and marketing support group also maintains contact with industry analysts and tracks competitor and industry information. These efforts allow us to stay abreast of trends in our target vertical industries. The sales and marketing support group also maintains a prospective client database, which is updated and used throughout the sales cycle from qualification of a prospective client to the execution of a negotiated contract. This group also pre-qualifies sales opportunities to increase the efficiency of our sales directors.

Client Development
      Our client development group consists of experienced sales directors responsible for initiating relationships and closing engagements with the prospective clients identified by our sales and marketing support group. This group uses specific industry expertise and knowledge of our service delivery capabilities to:

•	develop client relationships;

•	finalize sales proposals and assist in the negotiation and closing of new client engagements; and

•	develop and deliver pricing estimates for proposed client contracts.
      Sales directors work with our consulting services group to define the scope, deliverables, assumptions and execution strategies for a proposed client relationship and to build estimates, prepare pricing and margin analysis and finalize the sales proposal.

Client Services
      After our sales directors have successfully closed an engagement with a new client, an account manager from our client services group is assigned to the client. Sales directors maintain high level client relationships. Account managers are primarily responsible for managing the day-to-day aspects of our client relationships, as well as expanding the existing relationships and assuring client satisfaction. They also develop a strong understanding of our clients’ business models and needs. Account managers work with our clients to identify potential new business opportunities, based on their assessment of the client and trends in their specific industry. Our sales directors and account managers work together as a team to understand and communicate our clients’ strategic business needs, to align our offerings and services to meet our clients’ long-term objectives and to help grow our relationships at multiple levels within our clients’ organizations.
Proprietary Rights
      Our principal intellectual property consists of the trademarks “PeopleSupport, Inc.”, “The Power of Experience,” and “Recovery with Respect” which are registered with the United States Patent and Trademark Office. We do not hold any patents and we do not have any other registered trademarks or copyrights. We do rely on proprietary software, including our “Intellicenter” reporting portal and the know-how of our management. To establish and protect our other intellectual property rights, we rely on common law protection of copyrights, trademarks, and trade secrets, as well as confidentiality agreements used during the course of business. We consider our business processes and implementation methodologies confidential, proprietary information constituting trade secrets. Customers and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment. We have non-compete agreements with our employees in the Philippines.
Regulation
      Our corporate legal department manages general corporate legal matters, including litigation management, contract and document preparation and review, regulatory and statutory compliance, collections, obtaining and maintaining multi-state licensing, bonding and insurance, and dispute and complaint resolution. We have attorneys based in Los Angeles and Manila, qualified in U.S. and Philippine law, respectively.
      Federal, state and international laws and regulations impose a number of requirements and restrictions on our business. For example, we are subject to the Fair Debt Collection Practices Act, which imposes numerous restrictions and obligations on our debt collection practices. Additionally, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within the state. There are state and federal consumer protection laws that apply to our business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted. State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information, that apply to our business and to our employee’s interactions and communications with others. For example, the Federal Trade Commission’s Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls. Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technology, applies to calls to customers. Many states also have telemarketing laws that may apply to our business, even if the call originates from outside the state. Additionally, some of the laws directed toward credit originators, such as the Truth in Lending Act and the Fair Credit Billing Act, can affect our operations because our receivables were originated through credit transactions. These laws, among others, may give consumers a legal cause of action against us or may limit our ability to recover amounts owed with respect to the receivables.
      Federal and state regulators are empowered to examine and take enforcement actions for violations of these laws and regulations or for practices, policies or procedures they deem non-compliant, unfair, unsafe or unsound. Moreover, lawsuits may be brought by appropriate regulatory agencies, attorneys general and private parties for non-compliance with these laws and regulations. Accordingly, a failure to comply with the laws and regulations applicable to our business could have a material adverse effect on us.
      New consumer protection and privacy protection laws or regulations are likely to impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts, telephonic sales, Internet communications and other portions of our business. We cannot ensure that some of the receivables were not established as a result of identity theft or unauthorized use of credit and, accordingly, we will not be able to recover the amount of these and other defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. In general, our account purchase contracts allow us to return to the debt seller certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt sellers are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit, to some extent, our potential losses on such accounts.
Available Information
      Copies of this Annual Report on Form 10-K and each of our other periodic and current reports, and amendments to all such reports, that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.peoplesupport.com) as soon as reasonably practicable after the material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.
      In addition, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. Refer to our current report on Form 8-K filed with the SEC on January 11, 2005 and the Introductory Note to our amended quarterly report on Form 10-Q/ A for the period ended September 30, 2004, which was filed with the SEC on February 25, 2005, for information concerning our previously filed financial statements and quarterly report for the third quarter of 2004 on which you should not rely.

Risk Factors

Risks Related to Our Business

Our revenues are highly dependent on three major clients that collectively accounted for 69% of our revenues in 2004, and any loss of business from our major clients would reduce our revenues and seriously harm us.
      In recent years, we have generated, and expect that at least for the near term we will continue to generate, almost all of our revenues from a limited number of clients. Expedia, EarthLink and ConsumerInfo.com were our largest clients in 2004 and accounted for 69% of our revenues for the year ended December 31, 2004. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 57% of our revenues for the year. Our contract with Expedia expires in May 2007. Our contract with EarthLink expires in January 2006, but will automatically renew each year for a one year period unless terminated by EarthLink or us prior to the end of the term. Our contract with ConsumerInfo.com expires in July 2006, but will automatically renew each year for a one year period unless terminated by ConsumerInfo.com or us prior to the end of the term. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us.
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
      We target clients with a high need for our customer management services and we depend on their continued need of our services, especially our major clients who generate the substantial majority of our revenues. However, over time, our clients may adopt new technologies that decrease the need for live customer interactions, such as interactive voice response, web-based self-help and other technologies used to automate interactions with customers. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenues and harm our business. For example, in 2003 and 2004, one of our major clients, Network Solutions, which accounted for over 10% of our 2003 revenues, improved its web-based self-help technology and automated its telephone inquiry system, which we believe was a contributing factor behind a reduction in revenues of 55% from this client for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

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
      We currently face significant competition for outsourced business process services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality, sales and marketing skills, the ability to develop customized solutions and technological and industry expertise. While numerous companies provide a range of outsourced business process services, we believe our principal competitors include our clients’ own in-house customer service groups, including, in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. In customer management services, our principal competitors with operations in the Philippines include Sykes Enterprises, Convergys Corporation and TeleTech Holdings, each publicly traded U.S. companies, and eTelecare International, ClientLogic, and Ambergris Solutions, each privately held companies. Wipro LTD, a large publicly held outsourcer of IT and IT related services based in India, recently announced plans to expand its operations into the Philippines. The trend towards offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate.
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
      Our customer management and accounts receivable management services and our growth depend in large part on U.S. industry trends towards outsourcing these business processes offshore. The trend to outsource business processes may not continue and could reverse. There has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors that operate out of facilities located in the United States. Estimates of the growth in the offshore outsourcing market in this Annual Report on Form 10-K do not assume any such slowdown or reversal of recent trends.
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
      If we are unsuccessful in closing sales after expending significant funds and management resources, or if we experience delays in the sales cycle, it could have a negative impact on our revenues and margins. This occupies important personnel resources that could otherwise be assisting other new clients. When we are engaged by a client after the sales process, typically it takes from four to six weeks to integrate the client’s systems with ours, and up to six months thereafter to ramp-up our services to the client’s requirements.

We have incurred substantial losses in the past and may not be profitable in the future.
      We did not become profitable until 2003 and incurred significant losses in each of the five fiscal years through 2002. This was mainly the result of excess capacity and high costs of our former U.S. outsourcing centers. We found it necessary to restructure our operations and move to the Philippines in order to become profitable. We may incur significant operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $53.0 million at December 31, 2004. We expect our marketing, sales and other operating expenses to increase in the future as we seek to expand our business. If our revenues do not grow at a faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses.

We have a limited operating history and our business and future prospects are difficult to evaluate.
      Due to our limited operating history, especially in the Philippines where we consolidated our operations in 2002 and 2003, and in our accounts receivable management services, which we commenced in July 2003, our business and future prospects are difficult to evaluate. We have limited experience providing accounts receivable management services and we are exploring opportunities to provide other outsourced services that we have not provided to date. You should consider the challenges, risks, and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

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
      The business process outsourcing industry is very labor intensive and our success depends on our ability to attract, hire, and retain qualified employees. We compete for qualified personnel with companies in our industry and in other industries and this competition is increasing in the Philippines as the BPO industry expands. Our growth requires that we continually hire and train new personnel. The BPO industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably. We may be unable to continue to recruit, hire, train, and retain a sufficient labor force of qualified employees to execute our growth strategy or meet the needs of our business.

Our senior management team is important to our continued success and the loss of members of senior management could negatively affect our operations.
      The loss of the services of Lance Rosenzweig, our Chief Executive Officer; Caroline Rook, our Chief Financial Officer; Rainerio Borja, our President of PeopleSupport (Philippines); or Parham Farahnik, our Vice President of Sales and Marketing, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals. Our executive officers are “at-will” employees who are not subject to employment agreements providing for any specified term of employment. We do not have “key man” insurance, nor are our U.S.-based executive officers subject to non-compete restrictions.

The planned move of our operations to our new facility in Manila could result in interruptions in service, which could reduce our revenues and harm our business.
      We plan to relocate our regional headquarters in the Philippines and at least one of our outsourcing locations to a facility recently built in Manila, which we expect to be operational during the third quarter of 2005. The relocation of our operations to this new facility will involve a number of logistical and technical challenges. We may encounter complications associated with the migration of our systems and computing equipment to our new facility, which could result in interruptions of our services. If such interruptions occur, they could result in financial or other damages to our clients, for which we could incur claims and liabilities and which could damage our reputation and cause us to lose significant business from one or more of our major clients. This would harm our business and operating performance.

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
      We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss or a reduction in revenues. These disruptions could be the result of errors by our vendors, clients, or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients, or others. For example, we currently depend on two significant vendors for facility storage and related maintenance of our main technology equipment and data at our U.S. data centers. Any failure of these vendors to perform these services could result in business disruptions and impede our ability to provide services to our clients. We also may be required to pay penalties to our clients. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

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

We are subject to extensive laws and regulations that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.
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
                  We failed to register our securities under the Securities and Exchange Act of 1934 and, as a result, we may incur liability to repurchase certain stock options and shares, and may face potential claims under federal and state securities laws.
      On December 31, 2002, options granted under our 1998 stock incentive plan were held by more than 500 holders. As a result, we became subject to the registration requirements under Section 12(g) of the Securities Exchange Act of 1934. We were required to file periodic reports, such as 10-Ks and 10-Qs, under Section 13(a) of the Exchange Act beginning in 2003. We did not file any such reports until we filed a Form 10 registration statement in June 2004.
      As a result of our failure to file the reports, grants of certain options under our 1998 stock plan between January 1, 2003 and April 28, 2004 may not have been exempt from registration or qualification under federal and state securities laws, and we did not obtain any required registration or qualification. To address this matter, we intend to make a rescission offer to the holders of these options and shares issued upon the exercise of certain of these options. Under the rescission offer, we intend to offer to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. We intend to offer to repurchase the shares at the full exercise price we received for the shares plus interest at an annual rate of 7% from the date of exercise. We would be required to pay approximately $0.1 million, plus statutory interest at an annual rate of 7% if all persons currently entitled to have their options and shares repurchased elect to do so. We could be required to pay a higher amount if more options are exercised. Federal securities laws do not expressly provide that a repurchase offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject our offer to repurchase the options and shares, we may continue to be liable under federal securities laws.
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
      Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At December 31, 2004, 18,015,011 shares of common stock were outstanding and 1,379,535 shares were to be issued upon the exercise of outstanding warrants and options. The shares sold in our initial public offering are freely transferable without restriction or additional registration under the U.S. Securities Act of 1933, as amended, or the Securities Act. The remaining shares of common stock outstanding after our initial public offering are available for sale, subject to volume and other restrictions as applicable under Rules 144 and 701 under the Securities Act. Additionally, our directors, executive officers and certain principal stockholders entered into “lock up” agreements with the underwriters in connection with our initial public offering, in which they agreed to refrain from selling their shares for a period of 180 days after our initial public offering. Approximately 9,890,910 of these shares will become available for sale at various times upon the expiration of holding periods and lock-up agreements. We also may be required to issue additional shares upon the exercise of previously granted options or warrants that are currently outstanding.
      Increased sales of our common stock in the market 180 days after the date of our final prospectus could exert significant downward pressure on our stock price. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

We will incur increased costs as a result of being a public company.
      As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We estimate that these costs will be approximately $3.0 million for 2005, but they could be higher. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, which may result in additional costs in the future.

Delaware law and our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.
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
      Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Our corporate actions are substantially influenced by officers, directors, principal stockholders and affiliated entities.
      Our directors, executive officers and their affiliated entities beneficially own approximately 25.4% of our outstanding common stock. These stockholders, if they were to act together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

Item 2.	Properties
      Our corporate headquarters are located at 1100 Glendon Ave., Suite 1250, Los Angeles, California 90024, where we lease approximately 11,007 square feet. This lease was renewed on January 13, 2005 and will expire on July 31, 2008.
      We also lease several facilities in Manila, including approximately 43,594 square feet of office space under a lease that expires on July 31, 2005; 57,421 square feet of office space under a lease that expires on April 15, 2007; and 27,478 square feet under a lease that expires on January 31, 2006. Additionally, we lease 43,852 square feet of office space in Cebu under leases that expire on November 30, 2008. In 2003, we signed a lease agreement relating to the PeopleSupport Center, a newly built-to-suit facility located in Makati City in Manila that is scheduled to commence operations in the third quarter of 2005. The leased facility consists of approximately 162,000 rentable square feet of office space and 146 parking spaces. The facility will serve as PeopleSupport’s regional headquarters in the Philippines and its principal outsourcing facility. We do not expect any interruption of our services in connection with the migration of our systems to our new facility. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near term.

Item 3.	Legal Proceedings
      From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters represent a substantial volume of our accounts or that, individually or in the aggregate, they are material to our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock is traded on the Nasdaq National Market System under the symbol “PSPT.” The following table sets forth the range of high and low closing prices for our common stock for the fourth quarter of 2004 and the first quarter of 2005:

Quarter Ended	Low	High

December 31, 2004	$6.50	$10.15
March 31, 2005 (through March 30, 2005)	8.29	11.59
      As of December 31, 2004, there were 230 stockholders of record and 18,015,011 outstanding shares of the Company. Based on information provided by our transfer agent and registrar, we believe that there are approximately 1,900 beneficial owners of our common stock.
Dividend Policy
      We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the growth and expansion of our business. Our board of directors will determine future dividends, if any.

Recent Sales of Unregistered Securities
      From January 1, 2003 through April 28, 2004, we granted options to purchase an aggregate of 637,157 shares of common stock at exercise prices ranging from $0.41 to $6.85 per share to employees and non-employee directors. The options were granted under our 1998 Stock Incentive Plan. At the time these options were granted under the 1998 Stock Incentive Plan, we believed that each of the grants was exempt from the registration requirements of the Securities Act of 1933 by virtue of a “no-sale” theory under Section 5 of the Securities Act of 1933, since none of the option recipients provided any consideration for the grants (the sale of the underlying option shares will occur only when the option is exercised and the purchase price is paid to us). In addition, for certain option grants covering 157,595 shares, which options were granted to individuals residing and located in the Philippines, we believed that each of these grants was exempt under Regulation S under the Securities Act for sale of securities to non-U.S. persons in offshore transactions. Each of the option recipients was a non-U.S. person at the time the options were granted. In addition, we have obtained appropriate representations and covenants to ensure compliance with the requirements of Regulation S.
      From January 1, 2003 through May 14, 2004, we issued 147,341 shares of common stock upon exercise of certain options and payment of the exercise prices per share ranging from $0.41 to $6.85 per share. We believe that at the time of the transaction, the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions by an issuer not involving any public offering. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments, as applicable, issued in such transactions. All recipients had adequate access, through their relationships with our company, to information about us.
Use of Initial Public Offering Proceeds
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
      The aggregate gross proceeds from the sale of 5,348,727 shares of common stock sold by us (including the 603,000 shares sold in the over-allotment) was $37,441,089. The aggregate gross proceeds from the sale of 2,072,455 shares sold by the selling stockholders was $14,507,185. The aggregate net proceeds to us after the offering were $31,570,213, after deducting an aggregate of $2,620,876 in underwriting discounts and commissions paid to the underwriters and an estimated $3,250,000 in other expenses incurred in connection with this offering. The aggregate net proceeds to the selling stockholders were $13,491,682 after deducting an aggregate of $1,015,503 in underwriting discounts and commissions paid to the underwriters.
      On October 6, 2004, we invested all of our net proceeds in short-term, interest-bearing instruments. We intend to use the net proceeds from the offering for the purposes outlined in the prospectus relating to the offering. At December 31, 2004, all of the $31,570,213 proceeds from the offering were invested in short-term interest bearing instruments.

Repurchase of Securities

	(a)	(b)	(c)	(d)
Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	be Purchased Under
Period	Shares Purchased	per Share	Programs(1)	Plans or Programs

April 2004	547,445	$2.47	—	—

(1)	In April 2004, the Board of Directors approved the repurchase of 547,445 shares from David Nash, one of our founders, for $1,350,000. No other shares were approved by the Board of Directors for repurchase during 2004.

Item 6.	Selected Financial Data
      The following table presents selected historical consolidated financial data as of, and for the years ended, December 31, 2000, 2001, 2002, 2003 and 2004, which has been derived from our audited consolidated financial statements. Our consolidated financial statements as of, and for the years ended, December 31, 2002, 2003 and 2004 were audited by BDO Seidman, LLP and our consolidated financial statements as of, and for the years ended, December 31, 2000 and 2001 were audited by another auditor. You should read this information together with “Summary Historical Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes for the years ended December 31, 2002, 2003 and 2004 which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$10,979	$19,733	$19,780	$30,013	$44,511
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)(1)	15,020	12,573	11,188	12,921	24,483
Management incentive plan — cost of revenues(2)	—	—	—	—	788
Selling, general & administrative (exclusive of management incentive plan expense shown below)(1)	37,759	15,128	5,587	6,134	9,721
Management incentive plan — selling, general & administrative(2)	—	—	—	—	4,549
Depreciation and amortization	1,957	3,795	4,065	3,166	3,927
Gain on sale of receivable portfolios(3)	—	—	—	—	(172)
Restructuring charges(4)	3,038	—	3,824	(345)	(22)

Income (loss) from operations	(46,795)	(11,763)	(4,884)	8,137	1,237
Interest expense	(716)	(790)	(506)	(3)	—

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Interest income	1,484	895	90	75	231
Gain on the extinguishment of debt(5)	—	—	2,430	—	—
Other income (expense)	—	1	(9)	8	(7)

Income (loss) before provision (benefit) for income taxes	(46,027)	(11,657)	(2,879)	8,217	1,461
Provision (benefit) for income taxes(6)	—	13	13	231	(6,863)

Net income (loss)(7)	$(46,027)	$(11,670)	$(2,892)	$7,986	$8,324

Net income (loss) per share of common stock:
Basic(8)	$(19.24)	$(4.65)	$(1.14)	$3.15	$1.39
Diluted(8)	$(19.24)	$(4.65)	$(1.14)	$0.64	$0.55
Weighted average number of common shares outstanding:
Basic(8)	2,392	2,512	2,533	2,533	5,996
Diluted(8)	2,392	2,512	2,533	12,560	15,012

	As of December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,998	$8,613	$5,179	$12,151	$41,583
Working capital	15,165	5,179	4,124	11,798	43,664
Total assets	36,187	22,715	15,259	22,535	65,080
Long term liabilities, less current portion	2,970	3,011	176	267	936
Redeemable convertible preferred stock	74,110	74,110	74,110	74,110	—
Total stockholders’ equity (deficit)	$(50,974)	$(61,777)	$(64,714)	$(56,611)	$57,935

(1)	Included in expenses above are non-cash stock based compensation charges of:

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Cost of revenues	$94	$25	$—	$61	$566
Selling, general & administrative	2,342	633	—	58	1,208

	$2,436	$658	$—	$119	$1,774

(2)	Under our management incentive compensation plan, we made payments of $4.8 million to senior management and key employees based on a formula calculated as a fraction of the net proceeds received by us and selling stockholders upon completion of our initial public offering. These payments resulted in a charge to earnings in the fourth quarter ended December 31, 2004. Under the terms of our management incentive compensation plan, we also are obligated to make payments of $0.8 million to key employees and personnel based on continued service or other performance criteria. This amount was recorded as deferred compensation expense in the fourth quarter ended December 31, 2004 and will be amortized over future periods. In addition, under the terms of our management incentive compensation plan, we made a further payment of $0.5 million in connection with the sale of 603,000 additional shares on October 25, 2004, pursuant to the exercise of an over-allotment option granted to the underwriters of our initial public offering. These payments also resulted in a charge to earnings in the fourth quarter ended

December 31, 2004. In connection with the sale of these shares, we also are obligated to make payments of $0.2 million to key employees and personnel based on continued service or other performance criteria. This amount was recorded as deferred compensation expense in the fourth quarter ended December 31, 2004 and will be amortized over future periods.

(3)	Gain on sale of receivable portfolios is the net amount the Company earned on the sale of two accounts receivable portfolios by its ProArm subsidiary during 2004.

(4)	Restructuring charges are comprised of estimated and actual obligations for various non-cancelable leases, the write-down of abandoned leasehold improvements and fixed assets at customer care centers in the United States where we terminated operations, and severance and other U.S. employee-related costs in connection with the movement of our operations, first to St. Louis, and then to the Philippines.

(5)	Gain on the extinguishment of debt relates to the extinguishment of an equipment loan.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting for Income Taxes” for additional information.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a comparison of quarterly net income (loss) for 2003 and 2004.

(8)	For information regarding the computation of per share amounts, refer to Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The basic and diluted share and per share amounts in the consolidated statement of operations table above have been restated to give retroactive effect to the 1 for 2.74 reverse stock split that was effected on August 5, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Future Uncertainties
      The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”
Overview
      We provide offshore BPO services from our facilities in the Philippines. We provide customer management services for U.S.-based clients who wish to outsource this function. We currently service 28 U.S.-based clients in a variety of industries. Our three largest customer management service clients in 2004 were Expedia, EarthLink and ConsumerInfo.com, which collectively accounted for 69% of our 2004 revenues. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 57% of our revenues for the year ended December 31, 2004. Expedia has been a client since 2000 and was our largest client in 2002, 2003 and 2004. EarthLink first engaged our services in 2002, and ConsumerInfo.com first engaged our services in 2003.
      In July 2003, we also began providing accounts receivable management services for past-due receivables, which consist of defaulted accounts that our clients have written off their books, and accounts that are in default but have not yet been written off by our clients. We are focusing our accounts receivable management services on collecting defaulted consumer receivables that have been written off by the creditor on a contingent basis. We are also focusing on performing early-stage accounts receivable collection services on defaulted consumer accounts that have not been written off on an hourly fixed-fee basis by managing collection of accounts receivables of at-risk customers for our clients and quickly restoring their relationship to a current payment status.
      We were formed in 1998. Our revenues have grown from $1.9 million in 1999 to $44.5 million in 2004. During the same period our net income grew from losses of $8.3 million in 1999 and $46.0 million in 2000 to a profit of $8.3 million in 2004. Net income for 2004 included a $5.3 million charge related to payments made or accrued under our management incentive plan and a $6.8 million income tax benefit associated with a deferred tax valuation allowance adjustment. The growth in net income was primarily attributable to the improvement in the quality of the client base in our customer management business, which enabled us to build revenues, and our move to the Philippines, which allowed us to reduce our operating costs, improve our margins and offer cost savings to our clients.

Quarterly Results of Operations and Performance Trends

	2003

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(1)	Quarter(2)

	(In thousands, except per share data)
Revenues	$6,409	$7,320	$7,720	$8,564
Income from operations	1,148	1,739	2,085	3,165
Net income	1,130	1,719	2,042	3,095
Basic income per share(3)	$0.45	$0.68	$0.81	$1.22
Diluted income per share(3)	$0.09	$0.14	$0.16	$0.23

	2004

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(4)	Quarter(5)

Revenues	$9,551	$10,445	$11,936	$12,579
Income (loss) from operations	1,881	1,323	1,975	(3,942)
Net income	1,839	1,290	1,932	3,263
Basic income per share(3)	$0.71	$0.57	$0.90	$0.19
Diluted income per share(3)	$0.13	$0.09	$0.14	$0.18

(1)	In the quarter ended September 30, 2003, we recorded a loss on disposal of assets in the amount of $1.1 million related to the final closure of our St. Louis operation, and we released a portion of the prior year’s excess accrual for restructuring charges in an amount of $0.7 million.

(2)	In the quarter ended December 31, 2003, we released a portion of the prior year’s excess accrual for restructuring charges in the amount of $1.2 million, based on lower than anticipated actual expense for severance obligations, which was partially offset by charges of $0.5 million for severance-related and facilities costs in St. Louis.

(3)	The basic and diluted per share amounts have been restated to give retroactive effect to a 1 for 2.74 reverse stock split of our stock that occurred on August 5, 2004.

(4)	On February 25, 2005, we restated our results for the three and nine months ended September 30, 2004 to exclude a charge related to payment obligations of $4.8 million under the management incentive plan in connection with our initial public offering and to make other adjustments related to obligations under the plan. During the initial preparation of our financial statements for the quarter ended September 30, 2004, the $4.8 million paid under the incentive plan was recorded as of September 30 because by September 30 the registration statement for the offering had been declared effective by the SEC, the offering had priced and the management payments were highly probable. Subsequently, we concluded that the event triggering the payment obligations was the closing of, and the receipt of funds from, the offering, and the charge should have been recorded at that time. As a result of the adjustments, the restated results of operations for the quarter ended September 30, 2004 were as follows:

	For the Quarter Ended
	September 30, 2004

	As Reported	As Restated

	(In thousands,
	except per share data)
Revenues	$11,936	$11,936
Income (loss) from operations	(2,811)	1,975
Net income (loss)	(2,730)	1,932
Basic income (loss) per share(3)	$(1.28)	$0.90
Diluted income (loss) per share(3)	$(1.28)	$0.14
      The restatement did not have any effect on the results for the year.

(5)	In the quarter ended December 31, 2004, we released a portion of the deferred tax valuation allowances as we determined that it is more likely than not that a portion of the deferred tax assets will be realized. We recorded a benefit for income taxes of $6.8 million associated with the release of certain valuation allowances. In addition, we recorded a charge of $5.3 million resulting from our obligation to make payments to key employees under our 2002 management incentive plan in connection with our IPO.
      Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Sources of Revenues
      We have derived our revenues primarily from customer management fees, which include:

•	time-delineated or session based fees, including hourly or per minute charges and charges per interaction, which are separately negotiated on an individual client basis; and

•	implementation fees, including revenues associated with the installation and integration of new clients into our telecommunications, information technology and client reporting structures.
      During the six fiscal years ended December 31, 2004, substantially all of our revenues were derived from customer management fees. Also, substantially all of our revenues have consisted of time-delineated or session based fees. Implementation and training fees have accounted for a small portion of our revenues. We expect that for the foreseeable future our revenues will continue to be comprised primarily of customer management fees, even as we seek to grow revenues in other business areas. Aggregate revenues generated from our accounts receivable management business, which we initiated in July 2003, represented less than 1% of our total revenues in 2003 and 1.5% of our total revenues in 2004.
      In addition, during the same six year period ended December 31, 2004, all of our revenues were derived from U.S.-based clients. We conduct financial due diligence and credit reviews of our clients prior to entering into contractual relationships. In 2004, our top three clients, Expedia, EarthLink and ConsumerInfo.com, accounted for approximately 69% of our revenues. Each of these clients also accounted for more than 10% of our revenues for the year. Expedia, our largest client, and EarthLink, our second largest client, together account for 57% of our revenues for 2004. Our contract with Expedia expires in May 2007. Our contract with EarthLink expires in January 2006, but will automatically renew each year for a one year period unless terminated by EarthLink or us before the end of the term. Our contract with ConsumerInfo.com expires in July 2006 but will automatically renew for a one year period unless terminated by ConsumerInfo.com or us before the end of the term. Many of our clients may terminate their contracts with us before their expiration with no penalties or limited penalties or they may refuse to extend their contracts after the contracts expire.

Key Expense Categories
      Cost of revenues. Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs of our professionals in the Philippines. Our cost of revenues is impacted by prevailing salary levels and our ability to efficiently manage and utilize our employees. Our workforce management group continuously monitors service levels and staffing requirements to ensure efficient use of our employees and workstations. Although we generally have been able to reallocate our professionals as client demand has fluctuated, an unanticipated termination or significant reduction by a major client may cause us to experience a higher-than-expected number of unassigned professionals, which would cause cost of revenues to increase as a percentage of revenues. As a percentage of revenues, cost of revenues is also affected by the productivity of our workforce, and productivity is in turn affected by training and experience. We therefore emphasize recruitment, training and retention to maintain and improve productivity. Additionally, cost of revenues includes: telecommunications costs; information technology costs; rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers; and consulting services related to our customer management consulting group in the United States. Cost of revenues does not include depreciation of assets used in the production of revenues.
      In certain periods we strategically invest in expanding our outsourcing delivery capabilities to meet anticipated increases in demand from new and existing clients. The costs of expansion primarily include compensation and training of additional outsourcing and support personnel, including middle and upper management, rental of facilities and expenses related to facilities, information technology, telecommunications and transmission rights. Our strategic investment in expanded client service capacity will generally occur ahead of anticipated increases in client demand. We believe this is necessary in order for us to be prepared to quickly provide additional high quality services when demand increases, even though we generally do not have specific commitments from existing or prospective clients for increased volume. As a result, we have experienced, and expect in the future to experience, periods of overcapacity and higher costs of revenues, which we intend will be followed by lower costs of revenues as increases in demand enable us to utilize our expanded capacity. Although our investment in developing client service capacity may result in near term overcapacity and reduced operating margins, we believe the investment is essential to attract and retain additional clients. The success of this approach depends on our ability to correctly anticipate and continue building demand for our services.
      Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, marketing programs (which include product marketing expenses, corporate communications, conferences, other brand building and advertising) and other corporate expenses. We expect to incur increased expenses for legal, insurance, auditing, investor relations, shareholders meetings, printing and filing fees, as well as employee-related expenses for regulatory compliance and other costs, of approximately $3 million in 2005, including $1.3 million of expenses for compliance with the requirements of Section 404 of the Sarbanes Oxley Act of 2002. We also expect selling, general and administrative expenses to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations.
      Depreciation and amortization. We currently purchase substantially all of our equipment. We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of assets, which range from one to five years. We amortize leasehold improvements on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. If the actual useful life of any such asset is less than the estimated depreciable life, we would record additional depreciation expense or a loss on disposal to the extent the net book value of such asset is not recovered upon sale.
      Restructuring charges. In March 2002, we initiated a reorganization plan in an effort to further reduce future operating costs by streamlining operations into our lower-cost operating centers in Manila. Operating costs in our Manila locations were significantly lower than those in our Los Angeles and St. Louis locations and was the primary reason for the reorganization. As a result of this reorganization, we recorded a charge of approximately $3.9 million with respect to staffing reductions at our Los Angeles and St. Louis facilities. The charge was comprised of approximately $1.5 million for the write-down of assets, $1.2 million of lease termination costs, and $1.1 million for severance and related costs in connection with the elimination of approximately 45 positions from our Los Angeles and St. Louis outsourcing centers.
      In 2003, we initiated a restructuring plan to further reduce future operating costs by completely closing our St. Louis outsourcing center and transferring those functions to our lower-cost outsourcing centers in Manila. As a result of this reorganization and the closure of this facility, we recorded a charge of approximately $0.6 million with respect to staffing reductions, asset impairments, and lease termination costs. The charge was comprised of approximately $0.3 million for the write-down of abandoned leasehold improvements, $0.3 million of lease termination costs, and $0.1 million for severance and related costs in connection with the elimination of approximately 22 positions from our St. Louis outsourcing center. We also released approximately $1.0 million of the 2002 accrued restructuring liability based on lower than anticipated actual expenses for the 2002 lease termination and severance costs. This amount was comprised of $0.3 million of lease termination costs and $0.6 million of severance related costs. As a result of the release of the 2002 accrual, we recorded a net restructuring credit in the amount of $0.3 million in 2003. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
      During the year ended December 31, 2004, the Company made cash payments of $3,000 and released the remaining $22,000 of restructuring reserves.

Certain Charges and Gains
      Gain on extinguishment of debt. In 2002, we recorded a gain on the extinguishment of an equipment loan. We paid off the debt at less than the remaining committed balance and retained the equipment.
      Compensation obligations. Under our management incentive compensation plan, we made payments of $4.8 million from cash on hand to senior executives and other key employees in connection with the closing of our initial public offering on October 6, 2004. These payments resulted in a charge to earnings in the fourth quarter ended December 31, 2004. Additionally, we recorded deferred compensation expense of $0.8 million related to payments we are obligated to make over time to our key employees and personnel based on continued service or other performance criteria. Under the terms of our management incentive compensation plan, we made a further payment of $0.5 million in connection with the sale of 603,000 additional shares on October 25, 2004, pursuant to the exercise of an over-allotment option granted to the underwriters of our initial public offering. These payments also resulted in a charge to earnings in the fourth quarter ended December 31, 2004. In connection with the sale of these shares, we also are obligated to make payments of $0.2 million to key employees and personnel based on continued service or other performance criteria. These payments will be recorded as deferred compensation expense and amortized in future periods.
Critical Accounting Policies and Estimates
      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 2 of the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenues and Deferred Revenue Recognition
      Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101, and Staff Accounting Bulletin 104, “Revenue Recognition,” or SAB 104. SAB 101, as amended, and SAB 104 summarize certain of the Securities and Exchange Commission, or SEC, staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.
      We primarily recognize our revenues from services as those services are performed under a signed contract. We recognize:

•	customer management fees, excluding implementation fees, as those services are performed;

•	implementation fees ratably over the life of the contract; and

•	commission revenues for contingent accounts receivable management contracts upon receipt of collected funds.
      For purchased accounts receivable portfolios, due to the Company’s limited experience in assessing its collection trends, the Company only recognizes revenue to the extent of cash collected in excess of the portfolio’s purchase price. The Company periodically assesses the collections experience trend curve to determine if a change in revenue recognition treatment is appropriate.
      Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of December 31, 2003 and 2004 our balance sheets reflect $1.2 and $1.9 million in deferred revenues, respectively.

Accounting for Stock-based Awards
      We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. We have chosen to use the intrinsic value method to measure our compensation costs. The impact of recording employee stock-based awards at fair value is further described in Note 2 of the notes to our consolidated financial statements.
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
      For the years ended December 31, 2003 and 2004, we recorded $0.1 million and $1.8 million, respectively, in non-cash, stock-based compensation expense. There was no deferred stock-based compensation required to be amortized in 2002.
      We issue both incentive and nonqualified stock options. Most of the options granted to date have been incentive stock options. We receive a tax deduction at exercise of nonqualified stock options for the excess of market value over the exercise price, the tax benefit of which is recorded directly as an increase to stockholders equity. The exercise of incentive stock options does not create any tax deductions for us, unless the option holder does not meet certain required holding periods under the income tax laws.

Accounting for Income Taxes
      In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserve and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets, consisting primarily of our net operating loss carryforwards, will be realized or recovered from future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. To the extent we believe that recoverability of our deferred tax assets is not likely, we are required to establish a valuation allowance.
      Our deferred tax assets as of December 31, 2003 and 2004 were $20.6 and $23.6 million, respectively. Based on our recent history of pretax profits and projected profitability, in the fourth quarter of 2004, we reduced our valuation allowance by $6.8 million to record net deferred tax assets of $6.8 million.
      At December 31, 2004, we had U.S. and California net operating loss carryforwards of approximately $57.1 and $42.9 million, respectively, which may be used to offset future taxable income. Our carryforwards expire through 2023 and are subject to review and possible adjustment by tax authorities. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In 2004, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382 using assumptions regarding the respective values of classes of our stock. Based on our analysis, we do not believe our net operating losses are currently subject to Section 382 limitations. Under Section 382, however, future ownership changes (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) may affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
      We are currently the beneficiary of income tax holiday incentives granted by two governing agencies of the Philippines, the Board of Investments and Philippine Economic Zone Authority. A majority of our current facilities in Manila are covered by the Board of Investments, and our Cebu facilities are covered by the Philippine Economic Zone Authority. An application has been made for the PeopleSupport Center to be covered by the Philippine Economic Zone Authority. Both agencies have granted us income tax holidays with durations of four to six years, with the possibility of two to three year extensions. Our current income tax holidays expire at staggered dates beginning in 2006 and ending in 2008, and we intend to apply for an extension. While no assurance can be given at present, we understand it is the current practice of both the Board of Investments and Philippine Economic Zone Authority to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the outsourcing industry.
      We believe that as our Philippine tax holidays expire, (i) gross income (defined for this purpose to mean the amount of our cost-plus transfer payments to our Philippine subsidiary in excess of certain allowable deductions) attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (ii) our Philippine net income attributable to all other activities (including activities covered by our Board of Investments registrations) will be taxed at the regular Philippine corporate income tax rates of 32%. Our effective overall Philippine income tax rate will vary as the revenue generating activity at each outsourcing center becomes taxable upon expiration of the income tax holiday applicable to that center.

Restructuring Charges and Exit Costs
      In 2002, we recorded restructuring charges pursuant to Emerging Issues Task Force, or EITF, 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),”

which states exit costs should be treated as a liability if the commitment date has been established, if the costs are true exit costs and if the costs can be accepted for recognition at the commitment date. EITF 94-3 likewise addresses recognition of costs related to the involuntary termination of employees as liabilities. These costs are estimated and reviewed annually and, if revised, may result in changes to our restructuring expense should different conditions prevail than were anticipated in our original estimates. In 2003, we recorded restructuring charges pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and superseded EITF Issue No. 94-3. Under SFAS No. 146 a liability is recognized at fair value in the period incurred rather than at the date of commitment to a restructuring plan.
      Long-lived asset impairment. Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amounts may not be recoverable. When these events or changes in circumstances indicate that the carrying amount could be impaired, undiscounted cash flow analyses would be used to assess impairment. The estimation of future cash flows involves considerable management judgment. Included in the restructuring charges for the years 2002 and 2003 are charges for the write-down of long-lived assets in the amounts of $1.5 million and $0.3 million, respectively.
Results of Operations
      The following table shows the listed items from our consolidated statements of operations as a percentage of revenues for the periods presented (percentages may not aggregate due to rounding).

	Years Ended
	December 31,

	2002	2003	2004

Consolidated Statements of Operations Data:
Revenues	100%	100%	100%
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	57	43	55
Management incentive plan — cost of revenues	—	—	2
Selling, general and administrative (exclusive of management incentive plan expense shown below)	28	20	22
Management incentive plan — selling, general and administrative	—	—	10
Depreciation and amortization	21	11	9
Gain on sale of receivable portfolios	—	—	—
Restructuring charges	19	(1)	—

Income (loss) from operations	(25)	27	3
Interest income (expense)	(2)	—	1
Gain on the extinguishment of debt	12	—	—
Provision (benefit) for income taxes	—	—	(15)

Net income (loss)	(15)%	27%	19%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2004

Revenues
      Our revenues increased by $14.5 million, or 48% from $30.0 million for the year ended December 31, 2003 to $44.5 million for the year ended December 31, 2004. The increase was primarily attributable to $3.8 million of customer management fees associated with services provided to fifteen new clients. The increase was also attributable to an increase of $10.2 million in customer management fees primarily associated with a higher volume of services rendered to existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourced services. The increase in 2004 revenues was partially offset by a 55% decline in revenues from Network Solutions for the year ended December 31, 2004, as compared with the year ended December 31, 2003. We believe this decline was primarily due to Network Solutions’ improvement of its web-based, self-help technology, automation of its telephone inquiry system and expansion of its in-house customer management operations, which resulted in reduced demand for our services.

Cost of Revenues
      Our cost of revenues increased by $12.4 million, or 96%, from $12.9 million for the year ended December 31, 2003 to $25.3 million for the year ended December 31, 2004. The increase was primarily due to increased costs associated with the expansion of our outsourcing operations in the Philippines to meet increased demand from new and existing customers during the fiscal year ended 2004, and to add capacity for anticipated future increases in demand. For the year ended December 31, 2004, we strategically invested in expanding our outsourcing delivery capabilities. The costs of expansion primarily include $5.7 million of compensation associated with additional outsourcing and support personnel, including middle and upper management, $3.9 million of expenses associated with the rental of facilities and related facilities expense, $1.2 million of expenses associated with information technology, and increased telecommunications and transmission capacity, $0.6 million related to non-cash stock based compensation and $0.8 million of cash payments made or accrued related to the management incentive plan. Other investments in capitalized infrastructure expansion, including build out of facilities, purchase of computers, information technology and telecommunications equipment have been capitalized and will be expensed over time as depreciation and amortization, which is classified separately from cost of revenues.
      Our cost of revenues as a percentage of revenues increased from 43% for the year ended December 31, 2003 to 57% for the year ended December 31, 2004 (including $0.6 million, or 1% of revenue, of non-cash, stock based compensation expense and $0.8 million, or 2% of revenue, associated with the management incentive plan). This increase was primarily due to the increase in expenses associated with the expansion of our outsourcing capacity. Although our strategic investment in developing client service capacity may result in near term overcapacity and increased cost of revenues, we believe the investment is essential to attract and retain additional clients. The success of this approach depends on our ability to correctly anticipate and continue building demand for our services. We plan to continue investing to expand our capacity into 2005 when we commence operations at the PeopleSupport Center; a new build-to-suit 162,000 square feet leased facility that is scheduled to commence operations in the third quarter of 2005. We also intend that increases in demand for our services from new and existing clients will enable us to utilize our 2004 capacity enhancements in 2005. We do not anticipate moving costs to the PeopleSupport Center to be material.

Selling, General and Administrative
      Selling, general and administrative expense (SG&A) increased $8.2 million, or 134%, from $6.1 million for the year ended December 31, 2003 to $14.3 million for the year ended December 31, 2004. The increase was primarily due to the following increased or additional expenses in 2004: $4.5 million of expense (or 10% of revenue) related to payments made or accrued related to the management incentive plan, $1.2 million of expense (or 3% of revenue) related to non-cash stock based compensation, the recognition of $0.7 million of commission expense attributed to increased revenues, the recognition of $0.5 million of salary expense between various departments, and $0.5 million of public company costs. Our SG&A expense as a percentage of revenues was 20% for the year ended December 31, 2003 and 32% for the year ended December 31, 2004.
      In 2004, we incurred no television or magazine advertising expenses. We do not expect to incur material advertising expenses in future periods, as we seek to increase sales through direct marketing and sales efforts.

Depreciation and Amortization
      Depreciation and amortization increased by $0.7 million, or 22%, from $3.2 million in 2003 to $3.9 million in 2004. Depreciation related to our Philippines operations increased by $1.3 million as a result of our build-out during the current year. However, this increase was offset by a decrease in depreciation of approximately $0.4 million related to the relocation of our U.S. operations to the Philippines in 2003.

Restructuring Charges
      Restructuring charges decreased from a credit of $0.3 million in 2003 to less than $0.1 million in 2004. In 2004, we released the restructuring reserves for lower than anticipated costs to transition operations from the U.S. to the Philippines, which resulted in $0 accrual at December 31, 2004.

Interest Income (Expense)
      We did not incur any interest expense in 2004, as we had no debt throughout the entire year. In 2003, we incurred interest expense of less than $0.1 million. We do not expect to incur any debt in the near future.
      Interest income increased by $0.1 million, or 100%, from $0.1 million in 2003 to $0.2 million in 2004. The increase is primarily attributable to the increase in cash on hand related to the funds raised from the Initial Public Offering which closed on October 6, 2004.

Provision (Benefit) for Income Taxes
      Our benefit for income taxes was approximately $(6.9) million in 2004, as compared with a $0.2 million provision for income taxes in 2003. In the fourth quarter of 2004, we released a portion of the deferred tax valuation allowances as the company determined that it is more likely than not that a portion of the deferred tax assets will be realized. We recorded a benefit for income taxes of $(6.8) million associated with the release of certain valuation allowances. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. The company’s effective tax rate for 2004 was (469.7%) as compared with 2.8% for 2003.
      We expect our future U.S. profits to be subject to an alternative minimum tax rate of approximately 2% until our remaining net operating loss carryforwards are fully utilized or become limited by Section 382 of the Internal Revenue Code of 1986, as discussed above. To the extent that we continue to believe the realizable portion of our deferred tax assets remains at $6.8 million, our U.S. tax provision should remain at approximately 2% until such time that our net operating losses are fully benefited. Any adjustment to the realizable portion of our deferred tax assets will result in an adjustment of our provision for income taxes at the time they are determined to be realizable.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2003

Revenues
      Our revenues increased by $10.2 million, or 52%, from $19.8 million in 2002 to $30.0 million in 2003. The increase was primarily attributable to increased customer management fees associated with a higher volume of customer management services rendered to new and existing clients. This increase was primarily attributable to an increase of $7.6 million in customer management fees associated with a higher volume of services rendered to existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services, particularly in the travel and hospitality industry. The increase in revenues also resulted, in part, from an increase of $2.6 million in customer management fees associated with services rendered to six new clients in the financial, telecommunications and technology industries.

Cost of Revenues
      Our cost of revenues increased by $1.7 million, or 15%, from $11.2 million in 2002 to $12.9 million in 2003. The increase was primarily attributable to increased costs of approximately $3.6 million associated with the expansion of our outsourcing operations in the Philippines and an increase in the number of customer management professionals. The increased costs in the Philippines were partially offset by a $2.6 million reduction in information technology, telecommunications and employee-related costs associated with our move to the Philippines. Our entire staff of customer management and accounts receivable management professionals was located in the Philippines at December 31, 2003, as compared with 93% at December 31, 2002. Due to the cost savings described above resulting from our move to the Philippines, our cost of revenues as a percentage of revenues decreased from 57% in 2002 to 43% in 2003.

Selling, General and Administrative
      Selling, general and administrative expenses (SG&A) increased by $0.5 million, or 9%, from $5.6 million in 2002, to $6.1 million in 2003. The increase is primarily attributable to operating expenses associated with our start up accounts receivable management business in the amount of $0.4 million. Our SG&A as a percentage of revenues decreased from 28% in 2002 to 20% in 2003. This decrease was due to a reduction in headcount related to the closure of our customer management operations in St. Louis.
      In 2002 and 2003, we incurred no television or magazine advertising expenses.

Depreciation and Amortization
      Depreciation and amortization decreased by $0.9 million, or 22%, from $4.1 million in 2002 to $3.2 million in 2003. Depreciation related to hardware, software and other assets purchased to support additional personnel in the Philippines increased by over $0.2 million. However, this increase was more than offset by a decrease of $0.5 million due to software licenses reaching the end of their depreciation period and a $0.6 million charge related to the disposal of leasehold improvements and fixed assets in our former St. Louis facilities in 2002.

Restructuring Charges
      Restructuring charges decreased from $3.8 million in 2002 to a credit of $0.3 million in 2003. In 2002, we recorded restructuring charges related to the closure of some of our customer management operations in St. Louis, Missouri. $1.2 million of the restructuring charges recorded in 2002 were attributable to lease termination costs, $1.5 million related to the write-down of assets and $1.1 million of these charges were attributable to severance and related costs. These charges included our estimated costs for the write-down of assets, obligations for abandoned space in St. Louis, accounts payable restructuring, severance and other related costs. In 2003, we incurred restructuring expenses of approximately $0.4 million associated with the final closure of the remaining portion of our customer management operations in St. Louis, which primarily consisted of lease termination costs. This expense was more than offset by the reversal of approximately

$0.7 million of the 2002 accrued restructuring liability, based on lower than anticipated actual expenses. As of December 31, 2003, we maintained a minor restructuring accrual balance of less than $0.1 million.

Interest Income (Expense)
      Interest expense was nominal in 2003, as compared with interest expense of $0.5 million in 2002. The decrease in interest expense resulted from the extinguishment of an outstanding equipment loan. As of December 31, 2003, we had no debt.

Gain on Extinguishment of Debt
      The gain in 2002 related to the extinguishment of a long term liability associated with an equipment loan in the amount of $2.4 million. Our outstanding loan balance as of November 1, 2002 was $4.1 million. We extinguished the loan by paying $1.7 million to the vendor and recorded a gain in the amount of $2.4 million. There were no similar gains or losses for 2003.

Provision for Income Taxes
      Our provision for income taxes was approximately $0.2 million in 2003, as compared with minimal provision for income taxes in 2002. Our effective tax rate for 2003 was approximately 3%, as compared with 0% in 2002. The 2003 provision represents income taxes payable in the state of California due to the moratorium imposed on the use of loss carryforwards effective for the years 2002 and 2003, and federal alternative minimum tax.
Liquidity and Capital Resources
      We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of December 31, 2004, we have working capital of $43.7 million including cash and cash equivalents totaling $41.6 million (excluding a restricted cash equivalent) and accounts receivable of $5.6 million.

Operating Activities
      Net cash provided by operating activities was $4.8 million for the year ended December 31, 2004, which was less than our net income of $8.3 million for the same period. The difference is primarily due to $3.9 million of depreciation and amortization, and $1.8 million of non-cash stock based compensation expense, offset by $6.8 million in deferred income taxes, and an aggregate decrease in working capital of $2.5 million. Net cash provided by operating activities was $10.8 million for the year ended December 31, 2003, which was greater than our net income of $8.0 million for the same period. The difference is primarily attributable to $3.2 million of depreciation and amortization, partially offset by aggregate decreases in working capital of $0.2 million. Net cash provided by operating activities was $0.5 million for the year ended December 31, 2002, which was greater than the net loss of $2.9 million. The difference is primarily attributed to $4.1 million of depreciation and amortization and a $1.5 million write-down of leasehold improvements related to restructuring, partially offset by a gain of $2.4 million associated with the extinguishment of debt.

Investing Activities
      Net cash used in investing activities for the year ended December 31, 2002, 2003 and 2004 was $1.0 million, $3.6 million and $5.9 million, respectively. For the years ended December 31, 2004, we incurred $7.0 million of capital expenditures associated with the expansion of the Philippine operations which was offset by $0.5 million of receivable portfolio collections and $0.4 million proceeds from sale of receivable portfolios. Cash used in investing activities for the year ended December 31, 2003 was primarily comprised of $3.4 million of capital expenditures associated with the continuing expansion of the Philippine operating facilities, and $0.7 million related to the purchase of receivable portfolios partially offset by a $0.3 reduction in restricted cash equivalents. Cash used in investing activities for the year ended December 31, 2002 was comprised of $0.8 million of capital expenditures and $1.0 million investment in restricted cash equivalent, offset by $0.8 million provided by the sale of short term investments.
      Our capital expenditures in 2004 were approximately $7.0 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure. In the second half of 2005, we expect to move into a build-to-suit leased data and outsourcing center in Manila, Philippines (the PeopleSupport Center). We estimate potential build out costs for this facility of $7.4 million for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures. We currently intend to build out approximately 60% of the PeopleSupport Center for use in 2005 and the remaining portion in early 2006. The estimated capital expenditure for 2005 reflects the 60% build out of the PeopleSupport Center. In addition to the PeopleSupport Center, we estimate further build out costs in 2005 of our infrastructure of $1.6 million to $2.6 million primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure, which we may adjust based on trends in revenue and personnel in the Philippines. We anticipate using cash on hand and the net proceeds from our recently completed offering to fund these expenditures.

Financing Activities
      Net cash used in financing activities for the years ended December 31, 2002 and 2003 was $2.1 million and $0.2 million, respectively, and net cash provided by financing activities for the year ended December 31, 2004 was $30.5 million. The increase in cash provided by financing activities for the year ended December 31, 2004 was primarily attributable to $34.8 million of initial public offering proceeds, partially offset by $3.3 million of public offering costs and the $1.4 million repurchase of common stock from one of our founders.
      Net cash used in financing activities for the year ended December 31, 2002 includes $1.7 million of note payable repayments, $0.2 million of payments associated with capital lease obligations and $0.2 million of payments on line of credit borrowings.
      In May 2003, we renewed standby letters of credit in the aggregate amount of $0.7 million related to the lease of one of our offices in the Philippines and the lease of our headquarters in Los Angeles. In connection with these renewals, we granted a security interest in a certificate of deposit with a commercial bank to secure performance of our obligations under the standby letters of credit. Pursuant to the terms of the letters of credit, approximately $0.1 million of our security interest was released in August 2004 and approximately $0.4 million will be released in 2005.
      At December 31, 2004, we had a restricted cash equivalent in the amount of approximately $0.4 million, held in a certificate of deposit as collateral for our lending facilities, which will be released as discussed above.
      Based on our current level of operations, we expect that our cash flow from operations, together with the current working capital and the proceeds from our recently completed public offering in October 2004, will be adequate to meet our anticipated cash needs at least through 2005. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely incur debt or sell additional equity to finance those acquisitions.

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

      As a result of not having registered our securities under Section 12 and not having filed reports under Section 13(a) of the Exchange Act beginning in 2003, grants of certain options under our 1998 plan between January 1, 2003 through April 28, 2004 may not have been exempt from registration or qualification under federal and state securities laws, and we did not obtain any required registration or qualification. In order to comply with California securities law, we intend to make a rescission offer to the U.S. holders of these options. Before the completion of its initial public offering, the Company applied to the California Department of Corporations for approval of the terms of the repurchase offer. By order dated October 28, 2004, the California Department of Corporations approved the Company’s repurchase application as to form pursuant to section 25507(b) of the California Corporations Code. Following approval of our repurchase application, we issued shares upon exercise of certain of these options granted between January 1, 2003 through April 28, 2004. Accordingly, we plan to re-apply to the California Department of Corporations for expanded approval to repurchase both options and these shares issued upon exercise of options. We also intend to file a registration statement on Form S-1 to register the offer to repurchase the options and shares. Pursuant to the terms of our previously approved repurchase application, we intend to offer to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. We intend to offer to repurchase shares issued upon exercise of options at the full exercise price paid for the shares, plus interest at an annual rate of 7% from the date of exercise of the underlying options. Under these terms, we would be required to pay approximately $0.1 million, plus statutory interest at an annual rate of 7% if all persons entitled to have their options repurchased elect to do so. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject our offer to repurchase the options, we may continue to be liable under federal and state securities laws. We do not believe that this rescission offer will have a material effect on our results of operations, cash flows or financial positions.
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
      On November 1, 2004, we filed a registration statement on Form S-8 under the Securities Act covering shares of common stock under outstanding options under our stock incentive plans.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.
Contractual Obligations
      We currently have no debt. The numbers in the table below do not include any adjustment that may result from increases in certain contractual obligations in the event inflation in the Philippines exceeds contractually negotiated levels. This obligation is not included in the chart below. We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under leases for office space and equipment.
      On January 13, 2005, we exercised a three year renewal option associated with the lease of our corporate headquarters.

      The following summarizes our contractual obligations at December 31, 2004, all of which represent operating lease payment obligations, and includes lease obligations of $1.0 million associated with our exercise of a three year renewal option associated with our corporate headquarters:

Years Ending December 31,	(In thousands)

2005	$2,073
2006	2,638
2007	2,331
2008	2,124
2009	1,712
Thereafter	12,028

Total minimum payments	$22,906

      We have the option to renew two leases under various terms, ranging from five to six years, at various rates as specified within each lease agreement. The table above does not assume any such renewals.
      Our obligations under four of our outsourcing center leases may change due to inflation in the Philippines or fluctuations in the value of the Philippine peso relative to the value of the U.S. dollar. These leases provide for increases in lease payments in the case of extraordinary inflation. Two of these contracts provide that an event of extraordinary inflation will be conclusively presumed to have occurred if the specified exchange rate of the Philippine peso relative to the U.S. dollar increases by more than 25% over a short period, or if the purchasing power of the Philippine peso decreases by more than 25% over the same period. The third of these contracts provides for an increase in our lease obligations if the local consumer price index increases by 16% or more over a 12 month period. Another one of our leases provides that in the case of an extraordinary reduction in the value of the currency used to make payments under the lease, the value of the currency at the time we entered into the obligation will be the basis of payment. In the event of extraordinary inflation, our obligations under this agreement could increase by 16% to 25% or more. Based on recent historical inflation rates in the Philippines, we do not believe it is likely that inflation will trigger an increase in our payment obligations. In each of the last two years, the Philippines has recorded an annual inflation rate of approximately four percent. Rulings by the Philippine Supreme Court indicate that the Philippines has not experienced any period of inflation in the past that would qualify as extraordinary inflation under our contracts.

Recent Accounting Pronouncements
      In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP provides standards for accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, we have applied the guidance of Practice Bulletin 6, whereby we only recognize revenue to the extent of cash collected in excess of the portfolio’s purchase price. The adoption of SOP 03-03 will not have a material impact on our results of operations or financial position.

      In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46R, “a revision to FIN 46, Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our results of operations or financial position.
      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations or financial position.
      On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“Issue No. 03-1”), but delayed the recognition and measurements provisions of EITF 03-01 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The adoption of Issue No. 03-1 is not expected to have a material impact on our financial position or results of operations.
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, we will adopt SFAS No. 123R effective July 1, 2005. We are currently assessing the impact of this statement.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
      Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the years ended December 31, 2003 and 2004, approximately 51% and 57%, respectively, of our expenses were generated in the Philippines. We derive all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our overseas operation by approximately $2.2 million, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $2.2 million. Expenses relating to our operations outside the United States increased for the year ended December 31, 2004 when compared with the year ended December 31, 2003 due to increased costs associated with higher revenue generation and customer management services, partially offset by the increase in the value of the U.S. dollar relative to the Philippine peso.
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
Interest Rate Sensitivity
      We had cash, cash equivalents and restricted cash equivalents totaling $41.6 million at December 31, 2004. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. The unrestricted cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. A 1% decrease in short term rates would reduce our interest income for the year ended December 31, 2004 by approximately $0.2 million. Substantially all of our interest income recognized during 2004 was earned from the investment of proceeds from our initial public offering, which was completed on October 6, 2004. The interest income from these funds will be subject to fluctuations due to changes in interest rates.
Inflation Rate Sensitivity
      For the years ended December 31, 2003 and 2004, approximately 51% and 57%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the year ended December 31, 2004 inflation averaging 5.5% kept prices generally stable. However, the company is currently experiencing higher inflation and expects this trend to continue in 2005. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast growing population, high unemployment (10.9% as of October 2004) and a high number of college graduates a year entering a market that cannot absorb all of them. A reversal of this trend, increased wage pressure due to increased competition as the BPO industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds, as discussed above.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On January 29, 2003, upon the authorization of our board of directors, we dismissed PricewaterhouseCoopers LLP and engaged BDO Seidman, LLP as our independent auditors.
      During the years ended December 31, 2000 and 2001, and the subsequent period from January 1, 2002 to January 29, 2003, PricewaterhouseCoopers LLP did not have any disagreement with us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statements for such years. The reports of PricewaterhouseCoopers LLP on financial statements for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. We did not consult with BDO Seidman, LLP on any financial or accounting reporting matters before its appointment.

Item 9A.	Controls and Procedures
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
      Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.
      In January 2005, we decided to restate our financial statements for the quarter ended September 30, 2004 to exclude payment obligations of $4.8 million under our management incentive plan in connection with the company’s initial public offering and make other adjustments related to obligations under the plan. The obligations and corresponding payments were instead reflected in the fourth quarter of 2004 and included in our 2004 year-end results. Management believes that the accounting adjustments resulting in the restatement were due to an interpretation of the timing of the event that triggered the contractual obligation and do not reflect a material weakness in our disclosure controls or procedures.
      (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this annual report on Form 10-K and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.     Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the SEC no later than April 30, 2005.

      The information required by Items 401, 405 and 406 of Regulation S-K is incorporated by reference contained in our Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Director Compensation,” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference from the information under the captions “Related Stockholder Matters” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from the information under the captions “Sale of Common and Preferred Stock,” “Transactions with Management and Our Five Percent Stockholders” and “Registration Rights” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference from the information under the caption “Independent Public Accountants” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      The following documents are filed as part of this Form 10-K:

(a)

(1) Financial Statements
      The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.
Consolidated Financial Statements of PeopleSupport, Inc.

(2) Financial Statement Schedule

      The following financial statement schedule is a part of this Form 10-K and should be read in conjunction with our consolidated financial statements:
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders PeopleSupport, Inc. Los Angeles, California
      The audits referred to in our report dated February 22, 2005 relating to the consolidated financial statements of PeopleSupport, Inc., which is presented on the page set forth in Item 15 of this Form 10-K, included the audit of the financial statement schedule presented below. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
      In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
Los Angeles, California
February 22, 2005

Schedule II — Valuation and Qualifying Accounts

	Years Ended December 31, 2002, 2003 and 2004

	Balance at	Charged to Costs		Balance at
Description	Beginning of Year	and Expenses	Deduction	End of Year

	(In thousands)
Valuation allowance for accounts receivable 2002:	$186	$351	$(300)	$237
Valuation allowance for accounts receivable 2003:	237	293	23	553
Valuation allowance for accounts receivable 2004:	$553	$(51)	$(51)	$451
      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See below.
      Exhibits

Number		Description

3	.1**	Amended and Restated Certificate of Incorporation of the Registrant
3	.1.1**	Certificate of Amendment to Amended and Restated Certificate of Incorporation
3	.1.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation
3	.1.3**	Certificate of Correction of Certificate of Amendment to Amended and Restated Certificate of Incorporation
3	.1.4**	Certificate of Amendment to Amended and Restated Certificate of Incorporation
3	.2**	Form of Amended and Restated Certificate of Incorporation of the Registrant
3	.3**	Amended and Restated Bylaws
3	.4**	Form of Amended and Restated Bylaws of the Registrant
4	.1**	Specimen Common Stock Certificate
4	.2**	Amended and Restated Investor Rights Agreement
*10	.1**	PeopleSupport, Inc. 1998 Stock Incentive Plan
*10	.2.1**	Form of PeopleSupport, Inc. Stock Option Agreement (no acceleration on change of control)
*10	.2.2**	Form of PeopleSupport, Inc. 1998 Stock Option Agreement (includes acceleration on change of control)
*10	.3**	PeopleSupport, Inc. 2002 Management Incentive Plan
*10	.3.1**	Amendment to PeopleSupport, Inc. 2002 Management Incentive Plan
10	.4†**	Amended and Restated Customer Support Services Agreement dated July 1, 2004 between PeopleSupport, Inc. and Expedia, Inc.
10	.5**	Memorandum of Agreement dated December 15, 2003 between PeopleSupport, Inc. and Ayala Land, Inc.
10	.5.1†	Definitive Contract of Lease with Ayal
*10	.6**	Letter Agreement dated May 20, 2002 between PeopleSupport, Inc. and Caroline Rook
10	.7†**	Master Services Agreement dated January 2, 2003 between PeopleSupport, Inc. and EarthLink, Inc.
10	.8†**	Professional Services Contract dated December 4, 2000 between PeopleSupport, Inc. and Network Solutions, Inc.
*10	.9**	Form of 2004 Stock Incentive Plan

Number		Description

*10	.10**	Form of 2004 Employee Stock Purchase Plan
*10	.11**	Form of Indemnification Agreement between the Registrant and its officers and directors
*10	.12**	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Stock Option Agreement
10	.13†	Master Services Agreement dated June 11, 2003 between PeopleSupport, Inc. and ConsumerInfo.comb
16	.1**	Letter from PricewaterhouseCoopers LLP
21	.1**	List of Subsidiaries
23.2		Consent of BDO Seidman, LLP
24.1		Power of Attorney (included in signature page)
31.1		Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1***	Certification by Chief Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2***	Certification by Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management employment contract or compensatory plans or arrangements.

**	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1, File No. 333-115328, originally filed with the Securities and Exchange Commission on May 10, 2004, as amended.

***	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
PeopleSupport, Inc.
Los Angeles, California
      We have audited the accompanying consolidated balance sheets of PeopleSupport, Inc. and subsidiaries as of December 31, 2003 and 2004 and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PeopleSupport, Inc. and subsidiaries as of December 31, 2003 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
February 22, 2005

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$12,151	$41,583
Restricted short-term cash equivalent	101	422
Accounts receivable, net of allowance for doubtful accounts of $553 and $451	2,476	5,560
Investment in receivable portfolios	622	7
Deferred tax assets	—	668
Prepaid expenses and other current assets	1,217	1,633

Total current assets	16,567	49,873
Property and equipment, net	4,829	7,407
Restricted long-term cash equivalent	550	—
Deferred management incentive plan compensation	—	940
Deferred tax assets	—	6,161
Other long-term assets	589	699

Total assets	$22,535	$65,080

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,031	$1,346
Accrued liabilities	2,478	2,527
Management incentive plan obligation	—	342
Deferred revenue	1,235	1,888
Reserve for restructuring	25	—
Other current liabilities	—	106

Total current liabilities	4,769	6,209
Management incentive plan obligation	—	684
Deferred rent	267	117
Other long-term liabilities	—	135

Total liabilities	5,036	7,145

Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $.001 par value; authorized 4,000 shares:
Convertible Series A preferred stock — $.001 par value; designated 712 and 0 shares at December 31, 2003 and 2004; 712 shares issued and outstanding at December 31, 2003; 0 shares issued and outstanding at December 31, 2004; liquidation preference over common stockholders of $1,302	1,286	—
Convertible Series B preferred stock — $.001 par value; designated 3,848 and 0 shares at December 31, 2003 and 2004; 2,239 shares issued and outstanding at December 31, 2003, 0 shares issued and outstanding at December 31, 2004; liquidation preference over common stockholders of $6,134	6,098	—
Convertible Series C preferred stock — $.001 par value; designated 3,289 and 0 shares at December 31, 2003 and 2004; 3,289 shares issued and outstanding at December 31, 2003, 0 shares issued and outstanding at December 31, 2004; liquidation preference over common stockholders of $17,571	17,515	—
Convertible Series D preferred stock — $.001 par value; designated 3,378 and 0 shares at December 31, 2003 and 2004; 3,149 shares issued and outstanding at December 31, 2003, 0 shares issued and outstanding at December 31, 2004; liquidation preference over common stockholders of $49,268	49,211	—
Stockholders’ equity (deficit)
Common stock, $.001 par value; authorized 87,000 shares; 2,536 and 18,015 shares issued and outstanding at December 31, 2003 and 2004, respectively	3	18
Additional paid-in capital	6,403	112,514
Accumulated deficit	(61,367)	(53,043)
Accumulated other comprehensive income	224	80
Deferred stock compensation	(1,874)	(1,634)

Total stockholders’ equity (deficit)	(56,611)	57,935

Total liabilities, preferred stock and stockholders’ equity (deficit)	$22,535	$65,080

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,

	2002	2003	2004

Revenues	$19,780	$30,013	$44,511
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	11,188	12,921	24,483
Management incentive plan — cost of revenues	—	—	788
Selling, general and administrative (exclusive of management incentive plan expense shown below)	5,587	6,134	9,721
Management incentive plan — selling, general and administrative	—	—	4,549
Depreciation and amortization	4,065	3,166	3,927
Gain on sale of receivable portfolios	—	—	(172)
Restructuring charges	3,824	(345)	(22)

Income (loss) from operations	(4,884)	8,137	1,237
Interest expense	506	3	—
Interest income	(90)	(75)	(231)
Gain on the extinguishment of debt	(2,430)	—	—
Other expense (income)	9	(8)	7

Income (loss) before provision for income taxes	(2,879)	8,217	1,461
Provision (benefit) for income taxes	13	231	(6,863)

Net income (loss)	(2,892)	7,986	8,324
Foreign currency translation adjustment	(46)	(3)	(140)
Unrealized loss on securities	—	—	(4)

Comprehensive income (loss)	$(2,938)	$7,983	$8,180

Basic earnings (loss) per share	$(1.14)	$3.15	$1.39
Diluted earnings (loss) per share	$(1.14)	$0.64	$0.55
Basic weighted average shares outstanding	2,533	2,533	5,996
Diluted weighted average shares outstanding	2,533	12,560	15,012
See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2002, 2003 and 2004
(In thousands)

					Accumulated		Total
	Common Stock		Additional		Other	Deferred	Stockholders’
			Paid-In	Accumulated	Comprehensive	Stock	Equity
	Shares	Amount	Capital	Deficit	Income	Compensation	(Deficit)

Balance, at December 31, 2001	2,532	$3	$4,408	$(66,461)	$273	$—	$(61,777)
Exercise of stock options	1	—	1	—	—	—	1
Comprehensive loss	—	—	—	(2,892)	(46)	—	(2,938)

Balance, at December 31, 2002	2,533	3	4,409	(69,353)	227	—	(64,714)
Exercise of stock options	3	—	1	—	—	—	1
Comprehensive income (loss)	—	—	—	7,986	(3)	—	7,983
Deferred stock compensation	—	—	1,998	—	—	(1,998)	—
Amortization of deferred stock compensation	—	—	(5)	—	—	124	119

Balance, at December 31, 2003	2,536	3	6,403	(61,367)	224	(1,874)	(56,611)
Exercise of stock options	209	—	104	—	—	—	104
Initial public offering	5,349	5	31,565	—	—	—	31,570
Conversion of preferred shares	10,461	11	74,257	—	—	—	74,268
Warrant conversion	7	—	—	—	—	—	—
Repurchase of common stock	(547)	(1)	(1,349)	—	—	—	(1,350)
Comprehensive income (loss)	—	—	—	8,324	(144)	—	8,180
Deferred stock compensation	—	—	1,728	—	—	(1,728)	—
Amortization of deferred stock compensation	—	—	(194)	—	—	1,968	1,774

Balance, at December 31, 2004	18,015	$18	$112,514	$(53,043)	$80	$(1,634)	$57,935

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2003	2004

OPERATING ACTIVITIES
Net income (loss)	$(2,892)	$7,986	$8,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,065	3,166	3,927
Amortization of debt discount	194	—	—
Provision for doubtful accounts	351	293	(51)
Stock-based compensation	—	119	1,774
Amortization of deferred compensation costs	—	—	85
Gain on sale of receivable portfolio	—	—	(172)
Gain on extinguishment of debt	(2,430)	—	—
Non-cash restructuring charges	1,548	427	—
Reduction of excess accrual for restructuring	(59)	(974)	(22)
Loss on disposal of property and equipment	—	—	313
Deferred income taxes	—	—	(6,829)
Changes in operating assets and liabilities:
Accounts receivable	(306)	270	(3,032)
Prepaid expenses and other assets	(59)	(624)	(404)
Other long-term assets	(21)	(49)	(118)
Accounts payable and accrued liabilities	(1,799)	765	370
Deferred revenue	965	163	652
Reserve for restructuring	2,336	58	—
Cash payments on restructuring reserve	(1,384)	(758)	(3)

Net cash provided by operating activities	509	10,842	4,814
INVESTING ACTIVITIES
Purchases of receivable portfolios	—	(723)	—
Collections applied to principal of receivable portfolios	—	101	510
Proceeds from sale of receivable portfolios	—	—	355
Purchases of property and equipment	(752)	(3,370)	(6,950)
Sales of short-term investments	771	—	—
Restricted cash equivalent	(1,000)	349	228

Net cash used in investing activities	(981)	(3,643)	(5,857)
FINANCING ACTIVITIES
Payments of capital lease obligation	(224)	(59)	—
Repayments of note payable	(1,725)	—	—
Payments on line of credit borrowings	(198)	(166)	—
Repurchase of common stock	—	—	(1,350)
Proceeds from the exercise of warrants to purchase redeemable preferred stock	—	—	157
Proceeds from initial public offering	—	—	34,820
Public offering costs	—	—	(3,250)
Proceeds from the exercise of stock options	1	1	104

Net cash provided by (used in) financing activities	(2,146)	(224)	30,481
Effect of exchange rate changes on cash	(46)	(3)	(6)

Net increase (decrease) in cash and cash equivalents	(2,664)	6,972	29,432
Cash and cash equivalents, beginning of period	7,843	5,179	12,151

Cash and cash equivalents, end of period	$5,179	$12,151	$41,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$296	$3	$—
Taxes paid for the period	8	15	392

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred to common stock	$—	$—	$74,268

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1	— Description of the Company
      PeopleSupport, Inc. (the “Company”) was incorporated in the State of Delaware on July 2, 1998 and is a provider of offshore business process outsourcing services, including customer management and accounts receivable management services.

2	— Summary of Significant Accounting Policies

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

Concentrations of Risk
      Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits.
      The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. The Company maintains an allowance for potential credit losses and write-offs of accounts receivable, which amounted to $553 and $451 at December 31, 2003 and 2004, respectively.
      Revenue and accounts receivable from significant customers were as follows:

	As of and for the Years Ended December 31,

	2002		2003		2004

	% of	% of A/R,	% of	% of A/R,	% of	% of A/R,
	Revenue	Net	Revenue	Net	Revenue	Net

Company A	53%	36%	49%	—%	31%	19%
Company B	36	50	26	17	8	5
Company C	—	—	13	75	26	31
Company D	—	—	4	4	12	3
      The Company maintains operational and technical facilities for its global operations, including maintaining a relationship with two significant vendors that provide the facility storage and related maintenance of the Company’s main technology equipment and data. Any significant events leading to systems and operations unavailability before the Company’s contingency plans are deployed could potentially lead to a disruption of service and associated financial impact.
      The Company’s revenues are dependent on clients in the travel, hospitality, technology and communications industries, and a material decrease in demand for outsourced services in these industries could result in decreased revenues. Additionally, the Company has significant operations in the Philippines, and is subject to risks associated with operating in the Philippines including political, social and economic instability and increased security concerns, fluctuation in currency exchange rates and exposure to different legal standards. Total carrying amounts of assets used in our Philippine operations were $4,719 and $7,903 at December 31, 2003 and 2004, respectively.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Restricted Cash Equivalent
      Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less. Cash equivalents at December 31, 2003 and 2004 consist of money-market funds, certificates of deposit, municipal bonds and federal agency securities. The restricted cash equivalent is invested in a certificate of deposit, which matures every 90 days (see Note 5). At times, cash balances held at financial institutions are in excess of federally insured limits. The Company believes no significant concentration of credit risk exists with respect to the Company’s short term investments.

Property and Equipment
      Property and equipment are stated at cost and depreciated using the straight-line method over the following period for each category:

Furniture and fixtures	5 years
Computer equipment	3 years
Software	1 to 3 years
      Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

Impairment of Long-lived Assets
      Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amounts may not be recoverable. When these events or changes in circumstances indicate that the carrying amount might be impaired, undiscounted cash flow analyses would be used to assess whether an impairment had occurred. In that case, the asset would be written down to its estimated fair value. The estimation of future cash flows and fair values involves considerable management judgment.

Reclassifications
      Certain reclassifications have been made to prior year amounts to conform with the current presentation.

Revenue Recognition
      Implementation fees include revenues associated with new customers, which are deferred and recognized ratably over the life of the contract. Recurring session fees, which include revenues associated with voice, email and live help transactions and with hosting and maintaining software applications for customer care, are recognized as these services are provided. Revenues are recognized when there are no significant Company obligations remaining, fees are fixed and determinable and collection of the related receivable is reasonably assured.
      For purchased accounts receivable portfolios, due to the Company’s limited experience in assessing its collection trends, the Company only recognizes revenue to the extent of cash collected in excess of the portfolio’s purchase price. The Company periodically assesses the collections experience trend curve to determine if a change in revenue recognition treatment is appropriate.
      Commission revenues for contingent accounts receivable management contracts are recognized upon receipt of the collected funds.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cost of Revenues
      Cost of revenues consists primarily of employee-related costs associated with the services rendered on behalf of a client, as well as telecommunications costs, information technology costs associated with providing services, facilities support and customer management support costs related to the operation of outsourcing and data centers and consultant services.

Net Income (Loss) Per Share
      Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income or loss by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.
      The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income (loss) per share would have been antidilutive (in thousands):

	Years Ended December 31,

	2002	2003	2004

Convertible preferred stock	9,388	—	—
Options	847	136	15
Preferred stock warrants	1,604	1,211	—
Common stock warrants	96	72	127

	11,935	1,419	142

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Years Ended December 31,

	2002			2003			2004

	Loss	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
(Loss) income to common stockholders	$(2,892)	2,533	$(1.14)	$7,986	2,533	$3.15	$8,324	5,996	$1.39
Effect of dilutive securities:
Options	—	—		—	438		—	945
Warrants	—	—		—	201		—	604
Convertible preferred stock	—	—		—	9,388		—	7,467

(Loss) income available to common stockholders	$(2,892)	2,533	$(1.14)	$7,986	12,560	$0.64	$8,324	15,012	$0.55

Segments of an Enterprise
      The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates as two business segments: customer management services and accounts receivable management services; however, our accounts receivable management segment is not separately presented as it currently represents substantially

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
less than 10 percent of the combined revenues, profit and assets of the total reported operating segments (Note 11).

Income Taxes
      The Company uses the liability method to account for income taxes. Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments
      The Company’s financial instruments, including cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates their fair value. The Company carries cash equivalents, consisting primarily of short term investments in money-market funds, certificates of deposit, municipal bonds and federal agency securities, at market value.

Foreign Currency
      The Company’s foreign subsidiary uses its local currency as its functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. dollars at average exchange rates for the period. The resultant cumulative translation adjustments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ deficit. Gains and losses from foreign currency transactions are recognized as a component of net income or loss as incurred and were not material for any of the years presented.

Stock-Based Compensation
      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock price and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The stock-based compensation cost associated with the Company’s Stock Incentive Plans, determined using the Black-Scholes valuation model prescribed by SFAS No. 123, did not result in a material difference from the reported net loss or income for the years ended December 31, 2002, 2003 and 2004.

	Years Ended December 31,

	2002	2003	2004

Net income (loss), as reported	$(2,892)	$7,986	$8,324
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	119	1,774
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(416)	(332)	(2,153)

Pro forma net income (loss)	$(3,308)	$7,773	$7,945

Basic (loss) earnings per share
As reported	$(1.14)	$3.15	$1.39
Pro forma	$(1.31)	$3.07	$1.33
Diluted (loss) earnings per share
As reported	$(1.14)	$0.64	$0.55
Pro forma	$(1.31)	$0.62	$0.53
      The estimated weighted average fair value of options granted during the years ended December 31, 2002, 2003 and 2004 was $0.52, $5.15 and $5.31, respectively. The fair value of each option was estimated on the date of grant using the following weighted average assumptions used for grants for the years ended December 31, 2002, 2003 and 2004:

	Years Ended
	December 31,

	2002	2003	2004

Risk free interest rate	2.71%	2.71%	3.73%
Expected life (years)	5.0	5.0	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.0%	0.0%	30.9%

Comprehensive income
      The Company follows the reporting and disclosure requirements of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 requires the disclosure of total non-stockholder changes in equity and its components, which would include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of other comprehensive income (loss) applicable to the Company are translation gains and losses on foreign currency and unrealized gains and losses on securities.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The components of accumulated other comprehensive income are as follows:

	Foreign Currency	Unrealized Loss on
	Items	Securities	Total

Balance, December 31, 2002	$227	$—	$227
2003 change	(3)	—	(3)

Balance, December 31, 2003	224	—	224
2004 change	(140)	(4)	(144)

Balance, December 31, 2004	$84	$(4)	$80

Gain on extinguishment of debt
      In 2002, the Company settled an equipment loan for less than the outstanding balance and recorded a gain on the difference between the outstanding balance and the amount paid.

Recent Accounting Pronouncements
      In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP provides standards for accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, the Company has applied the guidance of Practice Bulletin 6, whereby the Company only recognizes revenue to the extent of cash collected in excess of the portfolio’s purchase price. The adoption of SOP 03-03 will not have a material impact on the Company’s results of operations or financial position.
      In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46R, “a revision to FIN 46, Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s results of operations or financial position.
      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations or financial position.
      On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“Issue No. 03-1”), but delayed the recognition and measurements provisions of EITF 03-01 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
securities and cost method investments are required. The adoption of Issue No. 03-1 is not expected to have a material impact on the Company’s financial position or results of operations.
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this accounting standard on the Company’s results of operations or financial position.

3	— Property and Equipment
      Property and equipment consist of the following at December 31:

	2003	2004

Furniture and fixtures	$2,709	$2,724
Computer equipment	6,525	7,931
Software	3,963	930
Leasehold improvements	2,616	3,636

	15,813	15,221
Less: Accumulated depreciation and amortization	(10,984)	(7,814)

Total property and equipment	$4,829	$7,407

      Assets acquired under capital lease totaled $1,405 at December 31, 2003 and 2004 and accumulated amortization amounted to $1,405 at December 31, 2003 and 2004.

4	— Credit Agreements
      In July 2003, the Company entered into a Revolving Note in the original principal sum of $3,000. The Revolving Note was fully secured by a certificate of deposit in the same amount held at the lending institution.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The Revolving Note carried a rate of LIBOR plus 1.5% per annum. As of December 31, 2003, there were no outstanding balances, and in April 2004, the Company retired this unused facility.

5 — Commitments and Contingencies

Leases
      The Company leases its office facilities and miscellaneous office equipment under operating leases expiring at various times through 2015. In November 2002, the Company entered into a settlement agreement with a creditor relating to an operating lease. The parties agreed to settle the balance due for a one-time payment of $1,300. As a result of the settlement, the Company obtained title to all equipment under the lease and there are no further payments or obligations due from either party as a result of this settlement.
      On January 13, 2005, we exercised a three year renewal option associated with the lease of our corporate headquarters. The following summarizes our contractual obligations at December 31, 2004, and includes the lease obligation of $1.0 million associated with the three year renewal of our corporate headquarters:

Operating
Years Ending December 31,	Lease

2005	$2,073
2006	2,638
2007	2,331
2008	2,124
2009	1,712
Thereafter	12,028

Total	$22,906

      In May 2003, the Company renewed two Standby Letters of Credit related to lease obligations in Los Angeles and Manila and adjusted the pledged collateral to $650. Pursuant to the terms of the letters of credit, $138 of the security interest was released in August 2004, and $90 was released in December 2004. The remaining balance of $422 is scheduled to be released in August 2005.
      Interest expense for capital lease obligations was $15, $0 and $0 for the years ended December 31, 2002, 2003 and 2004, respectively. The Company records rental expense on a straight-line basis over the base, non-cancelable lease terms. Any difference between the calculated expense and the amount actually paid are reflected as a liability in the accompanying consolidated balance sheet and totaled $267 and $223 at December 31, 2003 and 2004, respectively. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $2,617, $2,159 and $1,943, respectively.
      The Company currently has four outsourcing center leases which stipulate changes in lease payments due to inflation or deflation in the Philippines or fluctuations in the value of the Philippine peso relative to the value of the U.S. dollar. These leases provide for increases in lease payments in the case of extraordinary inflation. Two of these contracts provide that an event of extraordinary inflation will be conclusively presumed to have occurred if the specified exchange rate of the Philippine peso relative to the U.S. dollar increases by more than 25% over a short period, or if the purchasing power of the Philippine peso decreases by more than 25% over the same period. The third of these contracts provides for an increase in our lease obligations if the local consumer price index increases by 16% or more over a 12 month period. Another one of the Company’s leases provides that in the case of an extraordinary reduction in the value of the currency used to make payments under the lease, the value of the currency at the time the Company entered into the obligation will be the basis of payment. In the event of extraordinary inflation, the Company obligations under this agreement could increase by 16% to 25% or more. In each of the last two years, the Philippines has recorded an annual inflation rate of approximately four percent. Rulings by the Philippine Supreme Court indicate that the

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Philippines has not experienced any period of inflation in the past that would be construed as extraordinary inflation under the Company’s contracts.
      The Company has the option to renew two leases under various terms, ranging from five to six years, at various rates as specified with each lease agreement.

Contractual Compensation Obligation
      Effective July 1, 2002, the Company adopted its 2002 Management Incentive Plan (the “Plan”) under which the Company is obligated to make payments to senior management and key employees upon completion of certain significant transactions, including the sale of the Company or an initial public offering pursuant to the Securities Act of 1933. Under the Plan, certain key employees designated by the Company’s board of directors received cash payments based on the aggregate net proceeds received by the Company and selling stockholders from the offering. The Company was obligated to pay $5.6 million under the Plan upon the closing of our initial public offering on October 6, 2004, of which we paid $4.8 million to senior management and other key employees and the Company is obligated to pay $0.8 million over time to key employees and personnel based on continued service or other performance criteria. The Company made further payments of $0.5 million under the Plan to senior management and other key employees in connection with the sale of 603 additional shares on October 25, 2004 pursuant to the exercise of an over-allotment option granted to the underwriters of the initial public offering. The Company is obligated to make further payments of $0.2 million over time to key employees and personnel based on continued service or other performance criteria in connection with the sale of these additional shares. No other payments will be made under our management incentive compensation plan. The deferred obligation under the management incentive plan has been recorded in the accompanying balance sheet, $0.3 million as a current liability and $0.7 million as a long term liability.

Litigation
      In July 2002, a former executive filed a claim against the Company. The Company accrued legal fees and other costs in connection with this claim, which were included in the reserve for restructuring on the accompanying balance sheet as of December 31, 2002. In 2003, the Company settled this litigation and the restructuring reserve was reduced by the difference between the amount previously accrued for and the settlement.
      The Company is, from time to time, a defendant or plaintiff in litigation related to claims arising out of its operations in the ordinary course of business. The Company believes that no such claims should have a material adverse impact on its financial condition or results of operations.

6 — Convertible Preferred Stock
      From August 1998 through April 2000, the Company issued shares of convertible preferred stock, which were issued and outstanding immediately before the completion of the initial public offering of the Company’s common shares. The Company’s certificate of incorporation, as previously in effect, provided for conversion of the preferred stock, on a one-for-one basis, upon the closing of an underwritten public offering of the Company’s common shares at a price of not less than $9.59 per share that would generate gross proceeds to the Company and/or selling stockholders of no less than $40 million. On September 28, 2004, the Company amended its certificate of incorporation to reduce the minimum price per share for converting the preferred shares from $9.59 to $6.95. Upon the closing of the Company’s initial public offering on October 6, 2004, 10,461 preferred shares automatically converted to common shares on a one-for-one basis.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7 — Warrants
      In June 1999, as issuance costs for the Series B preferred stock financing, the Company issued a fully vested warrant to purchase 62 shares of Series B preferred stock. The warrant entitles the holder to purchase Series B preferred stock at $2.74 per share. The fair value was determined to be $117 and was recorded as additional paid in capital.
      Additionally, the Company issued warrants to purchase 1,536 shares of Series B convertible preferred stock to Series B investors. The warrants entitle the holders to purchase one share of Series B preferred stock at $2.74 per share. The fair value assigned to the warrants was determined to be $1,968 and was recorded as additional paid in capital. The warrants vested upon issuance with respect to 766 shares of Series B preferred stock and upon an agreed-upon investment by the warrant holders in the Company’s 1999 Series C preferred stock financing with respect to the remaining 766 shares of Series B preferred stock. In 2000, the right to purchase 36 shares of Series B warrants did not vest and was therefore canceled. As of December 31, 2002, all of the warrants were fully vested.
      During 2004, seven holders of Series B warrants exercised their right to purchase 1,554 shares. Of the seven warrant holders who exercised during the year ended December 31, 2004, three holders elected a cashless exercise resulting in the net issuance of 1,073 shares of Series B convertible preferred stock. Upon closing of the Company’s initial public offering on October 6, 2004, all outstanding preferred shares were converted to common shares on a one-for-one basis.
      In October 1999, in connection with a line of credit borrowing, which expired in 2000, the Company issued a fully vested warrant to purchase 11 shares of Series B preferred stock at $2.74 per share. The warrant was exercised on a cashless basis in October 2004, resulting in the net issuance of seven shares of common stock. The fair value was determined to be $21 and was fully amortized as additional interest expense as of December 31, 2000.
      In April 2000, in connection with the original line of credit borrowing, the Company issued a warrant to purchase 27 shares of Series D preferred stock at $15.65 per share. The warrant was issued in April 2000 and expires in April 2005. The fair value was determined to be $299 and was amortized over the life of the line of credit as additional interest expense. Additional interest expense related to this warrant was $87 for the year ended December 31, 2001. As of December 31, 2004, the warrant had not been exercised.
      In May 2000, in connection with a credit agreement, the Company issued a warrant to purchase 96 shares of common stock at $15.65 per share. The warrant was issued in May 2000 and expires five years from the issuance date in May 2005. The fair value was determined to be $416 and was amortized over the life of the credit agreement as additional interest expense. During 2001 and 2002, the Company recorded $139 and $174 additional interest expense. As of December 31, 2004, the warrant had not been exercised.
      In June 2001, in connection with the renewal of the line of credit borrowing, the Company issued a warrant to purchase four shares of Series D preferred stock at $15.65 per share. The warrant expires five years from the issuance date in June 2006. The fair value was determined to be $41 and was amortized over the life of the line of credit as additional interest expense. Additional interest expense related to this warrant was $21 for each of the years ended December 31, 2001 and 2002. As of December 31, 2004, the warrant had not been exercised.

8 — Stock options

2004 Stock Incentive Plan
      The 2004 stock incentive plan was adopted by the Company’s board of directors in July 2004, and following stockholder approval became effective upon the completion of the Company’s initial public offering. The 2004 stock incentive plan is administered by the board of directors or the compensation committee of the

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
board. The 2004 stock incentive plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. Incentive stock options may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The board of directors can amend or modify the 2004 stock incentive plan at any time, with stockholder approval, as required.
      900 shares of common stock are authorized for issuance under the 2004 stock incentive plan. However, no participant in the 2004 stock incentive plan can receive option grants, restricted shares, stock units, or stock appreciation rights for more than 180 shares total in any calendar year, or for more than 720 shares total in the first year of service. The number of shares reserved for issuance under the 2004 stock incentive plan will be increased on the first day of each fiscal year during the term of the plan, beginning January 1, 2006 by the lesser of 1,100 shares, 4% of our outstanding common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by the board of directors.
      In addition, all shares available for issuance under our 1998 stock incentive plan that ceased to be available for future grant under that plan upon completion of the Company’s initial public offering instead became available for issuance under the 2004 stock incentive plan. This includes shares subject to outstanding options under our 1998 stock incentive plan that expire, terminate or are cancelled before being exercised, and unvested shares that are forfeited pursuant to that plan.

2004 Employee Stock Purchase Plan
      The 2004 employee stock purchase plan was adopted by our board of directors in July 2004. A total of 225 shares of common stock have been reserved for issuance under our employee stock purchase plan. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of 400 shares, 1.25% of our outstanding common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by the board of directors.
      Our 2004 employee stock purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, will be administered by our board of directors or by the compensation committee of the board. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are customarily employed for more than 20 hours per week and for more than five months in any calendar year. The 2004 employee stock purchase plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single purchase period is 1 share.
      The 2004 employee stock purchase plan will be implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, beginning in May and November of each year, except as otherwise determined by our board of directors. Purchase periods for our 2004 employee stock purchase plan will each have a duration of six months, unless otherwise determined by our board of directors. During each purchase period, payroll deductions will accumulate without interest. On the last day of each purchase period, accumulated payroll deductions will be used to purchase common stock. The Company is currently determining the timing of the initial purchase period.
      The purchase price will be equal to the fair market value less a determined percentage per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. Employees may withdraw their accumulated payroll deductions at any time. Participation in the 2004 employee stock purchase plan ends automatically on termination of employment with us. Immediately before an acquisition of our company or similar change of control, the offering period and purchase period then in progress shall terminate and stock will be purchased with the accumulated payroll deductions, unless the 2004 employee stock purchase plan is assumed by the surviving corporation or its parent

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
corporation under the acquisition or other change of control arrangement. There has been no stock option activity to date associated with the 2004 employee stock purchase plan.
      Stock option activity for the years ended December 31, 2002, 2003 and 2004 is summarized as follows:

		Weighted
	Number of	Average Exercise	Shares
	Shares	Price	Exercisable

Balance, at December 31, 2001	1,286	$3.97	311
Granted	465	0.52
Canceled	(903)	4.69
Exercised	(1)	0.41

Balance, at December 31, 2002	847	1.32	326
Granted	422	0.41
Canceled	(162)	1.17
Exercised	(3)	0.41

Balance, at December 31, 2003	1,104	1.01	495
Granted	460	5.59
Canceled	(103)	3.44
Exercised	(209)	0.50

Balance, at December 31, 2004	1,252	$2.57	450

      The Company’s 2004 Stock Incentive Plan, (the “Plan”) provides for the issuance by the board of directors of stock options at prices not less than 85% (110% if the award is issued to a 10% stockholder) of the fair market value at the date of issue. An aggregate of 2,759 options were reserved under the Plan, of which 1,507 options were available for future grant by the board of directors at December 31, 2004.
      The Plan provides for the grant of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally vest 25% after one year of service and ratably over 36 months thereafter.

	Outstanding Weighted Average			Exercisable
				Weighted Average
		Remaining
		Contractual	Exercise		Exercise
Exercise Price Per Share	Shares	Life (Years)	Price	Shares	Price

$0.03	33	3.54	$0.03	33	$0.03
0.19	100	3.89	0.19	100	0.19
0.41	666	8.49	0.41	179	0.41
1.15	16	5.05	1.15	16	1.15
1.89	32	5.15	1.89	32	1.89
5.15	90	5.82	5.15	88	5.15
6.80	120	9.77	6.80	—	6.80
6.85	74	9.24	6.85	—	6.85
8.15	39	9.94	8.15	—	8.15
9.09	82	9.82	9.09	2	9.09

	1,252	7.97	$2.57	450	$1.42

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      Deferred compensation represents the difference between the deemed fair value of the Company’s common stock for financial accounting purposes and the exercise price of these options at the date of grant. Deferred compensation expense is amortized ratably using an accelerated method over the vesting period. Options granted during the years ended December 31, 2003 and 2004 resulted in deferred compensation of $1,998 and $1,728 respectively, which was included in deferred compensation in the consolidated statement of stockholders’ equity (deficit). During the years ended December 31, 2003 and 2004, such stock-based compensation expense included in the consolidated statement of operations amounted to $119 and $1,774, respectively.
      Stock based compensation expense was classified in the statement of operations as follows:

	Years Ended December 31,

	2002	2003	2004

Cost of revenues	$—	$61	$566
Selling, general & administrative	—	58	1,208

	$—	$119	$1,774

      Grants of certain unexercised options under the Company’s 1998 Stock Incentive Plan between January 1, 2003 through April 28, 2004, may not have been exempt from registration or qualification under federal and state securities laws and the Company did not obtain any required registration or qualification. In order to comply with California securities law, the Company intends to make a rescission offer to the U.S. holders of these options. Before the completion of its initial public offering, the Company applied to the California Department of Corporations for approval of the terms of the repurchase offer. By order dated October 28, 2004, the California Department of Corporations approved the Company’s repurchase application as to form pursuant to section 25507(b) of the California Corporations Code. Following approval of our repurchase application, the Company issued shares upon exercise of certain of these options granted between January 1, 2003 through April 28, 2004. Accordingly, the Company plans to re-apply to the California Department of Corporations for expanded approval to repurchase both options and these shares issued upon exercise of options. The Company also intends to file a registration statement on Form S-1 to register the offer to repurchase the options and shares. Pursuant to the terms of the previously approved repurchase application, the Company intends to offer to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. The Company intends to offer to repurchase shares issued upon exercise of options at the full exercise price paid for the shares, plus interest at an annual rate of 7% from the date of exercise of the underlying options. Under these terms, the Company would be required to pay approximately $0.1 million, plus statutory interest at an annual rate of 7% if all persons entitled to have their options repurchased elect to do so. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject the Company’s offer to repurchase the options, the Company may continue to be liable under federal and state securities laws. The Company does not believe that this rescission offer will have a material effect on the results of operations, cash flows or financial positions.

9 — Restructuring Charges
      In March 2002, the Company initiated a reorganization plan in an effort to further reduce future operating costs by streamlining operations into its lower-cost operating centers in Manila. As a result of this restructuring plan, there were significant staffing reductions at the Los Angeles and St. Louis facilities. The Company incurred a charge of approximately $3,884. The charge was comprised of approximately $1,548 for the write-down of assets, $1,241 for lease termination costs, and $1,095 for severance and related costs in connection with the elimination of approximately 45 positions from the Los Angeles and St. Louis locations.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      In 2003, the Company initiated a separate restructuring plan to further reduce future operating costs by completely closing its St. Louis facility and transferring those functions to its lower-cost operating center in Manila. The activity related to this plan was completed during 2003. As a result of this reorganization and the closure of this facility, the Company recorded a charge of approximately $629 with respect to staffing reductions, asset impairments, and lease termination costs. The charge was comprised of approximately $283 for the write-down of abandoned leasehold improvements, $267 of lease termination costs, and $79 for severance and related costs in connection with the elimination of approximately 22 positions from its St. Louis facility. The Company also released approximately $974 of the 2002 accrued restructuring liability based on lower than anticipated actual expenses related to the 2002 lease termination and severance costs. This amount was comprised of $337 of lease termination costs and $637 of severance related costs, both of which were the result of negotiated settlement amounts that were lower than the originally estimated or contractual amounts. As a result of the release of the 2002 accrual, the Company recorded a net restructuring credit in the amount of $345 in 2003, as shown on the accompanying consolidated statement of operations and comprehensive income (loss).
      In 2004, the Company made cash payments of $3 and released the final $22 of the 2002 accrued restructuring liability which reduced the reserve to zero.
      The following table summarizes the Company’s activities related to these charges for the years ended December 31, 2002, 2003 and 2004:

	Severance
	and		Asset
	Related	Lease	Write-
	Cost	Termination	Down	Total

Reserve for restructuring, at December 31, 2001	$—	$662	$—	$662
2002 restructuring charges	1,095	1,241	1,548	3,884
Cash payments	(342)	(1,042)	—	(1,384)
Reduction of excess accrual	—	(59)	—	(59)
Non cash charges		—	(1,548)	(1,548)

Reserve for restructuring, at December 31, 2002	753	802	—	1,555
2003 restructuring charges	79	267	283	629
Cash payments	(170)	(588)	—	(758)
Reduction of excess accrual	(637)	(337)	—	(974)
Non cash charges	—	(144)	(283)	(427)

Reserve for restructuring, at December 31, 2003	25	—	—	25
Cash payments	(3)	—	—	(3)
Reduction of excess accrual	(22)	—	—	(22)

Reserve for restructuring, at December 31, 2004	$—	$—	$—	$—

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

10	— Income Taxes
      The components of the income tax expense are as follows:

	Years Ended December 31,

	2002	2003	2004

Current:
Federal	$—	$120	$(23)
State	13	111	(11)

	$13	$231	$(34)

Deferred:
Federal	$—	$—	$(6,529)
State	—	—	(300)

	—	—	(6,829)

Total provision (benefit)	$13	$231	$(6,863)

      A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,

	2002	2003	2004

Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	(0.4)	1.3	(0.8)
Difference between foreign tax rates and U.S. tax rates	2.9	(1.9)	(86.6)
Other	(0.9)	0.1	7.6
Deferred stock compensation (ISOs)	—	—	42.5
Change in valuation allowance	(37.0)	(31.7)	(467.4)

	(0.4)%	2.8%	(469.7)%

      Income (loss) before income taxes is as follows:

	Years Ended December 31,

	2002	2003	2004

Domestic	$(3,121)	$7,773	$(2,156)
Foreign	242	444	3,617

	$(2,879)	$8,217	$1,461

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The primary components of temporary differences which give rise to the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Years Ended
	December 31,

	2003	2004

Net deferred tax asset:
Net operating loss and credit carryforwards	$19,823	$23,779
Reserves and allowances	381	103
Other	436	(255)
Less: valuation allowance	(20,640)	(16,798)

	$—	$6,829

      As of December 31, 2004, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $57,100 and $42,900, respectively. Federal and state net operating loss carryforwards begin to expire in the years 2018 and 2008, respectively. The Company’s ability to realize net operating loss carry-forwards may be limited in the event that a change in ownership occurs, as defined by the Internal Revenue Code. In the fourth quarter of 2004, the Company released a portion of the deferred tax valuation allowances as the Company determined that it is more likely than not that a portion of the deferred tax assets will be realized.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income.
      The Company is currently the beneficiary of tax holiday incentives granted by two governing agencies in the Philippines. Both agencies have granted the Company income tax holidays with durations of four to six years, with the possibility of two to three year extensions. The tax holidays expire at staggered dates beginning in 2006 and ending in 2008, unless extended. Philippine tax rates will then apply to the income earned by the Company’s Philippines subsidiary. The estimated effective income tax rate in the Philippines for the year ended December 31, 2004 was 32%, or 5% on gross income with respect to income derived from activities covered by our registration with the Philippines Export Zone Authority.
      No deferred tax liabilities have been provided for the earnings of the Philippine subsidiary as the Company plans to permanently invest these earnings in operations of the subsidiary. At December 31, 2004, the permanently invested earnings amounted to $3,810. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would accrue the applicable amounts of taxes associated with such earnings using the effective federal tax rate at the time of repatriation.
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that the Company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. Once the evaluation is complete, the Company will reassess the current plans to continue to permanently invest earnings in operations of the Company’s Philippine subsidiary.
      11 — Geographic and Product Data
      All of the Company’s revenue was derived from U.S.-based companies. Through 2004, substantially all of the Company’s revenues have been derived from the sale of customer management services.
      The composition of the Company’s long-lived assets and depreciation and amortization between those in the United States and the Philippines is set forth below.

	As of December 31,

	2003	2004

Long-lived assets:
U.S.	$1,540	$1,797
Philippines	3,289	5,610

Total	$4,829	$7,407

	Years Ended December 31,

	2002	2003	2004

Depreciation and amortization:
U.S.	$3,022	$1,896	$1,376
Philippines	1,043	1,270	2,551

Total	$4,065	$3,166	$3,927

12	— Stock Split
      On August 5, 2004, the Company’s Board of Directors effected a 1 for 2.74 reverse stock split of the Company’s common and preferred stock. The financial statements have been retroactively restated for the effects of the reverse stock split.

13	— Initial Public Offering
      The registration statement relating to the Company’s initial public offering was declared effective by the Securities and Exchange Commission on September 30, 2004. On October 6, 2004, the Company completed the initial public offering whereby 4,746 shares of common stock were sold by the Company and 2,072 shares were sold by existing shareholders at $7.00 per share. The Company generated approximately $27.6 million of net proceeds (net of underwriting discounts and approximately $3.3 million of offering expenses). Existing shareholders generated approximately $13.5 million of net proceeds (net of underwriting discounts).
      Pursuant to the preferred conversion rights, as discussed in Note 6, 10,461 preferred shares converted, on a one-to-one basis, to common shares upon the closing of the initial public offering.
      In connection with the Company’s initial public offering, the Company amended and restated its Certificate of Incorporation to increase the Company’s authorized capitalization, reduce the par value per share of common and preferred stock from $0.003 to $0.001, and make certain other changes. Under the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2004, the Company is authorized to issue 91,000 shares of capital stock, including 87,000 shares of common stock, par value $0.001 per share, and 4,000 shares of preferred stock, par value $0.001 per share.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      On October 19, 2004, the Company was notified that, pursuant to section 3 of the Underwriting Agreement, the Underwriters exercised their over-allotment option in the amount of 603 additional shares. On October 25, 2004, the Company completed the sale of the 603 additional shares, and generated approximately $3.9 million of net proceeds.

14	— Subsequent Events
      On January 13, 2005, the Company exercised a three year renewal option related to the Company’s corporate headquarters located in Los Angeles, California.
      On January 14, 2005, the Company and Ayala Land, Inc. entered into a definitive contract to lease the PeopleSupport Center, pursuant to the terms of the binding agreement previously signed in December 2003. The definitive contract signed in January 2005 contains the final terms of the agreement between the parties. The definitive lease contract provides for a term of 10 years, commencing on August 2005.
      The obligations under these leases have been included in the Company’s contractual obligations as described in Note 5.

15	— Quarterly Financial Data (Unaudited)
      Summary unaudited quarterly financial data for fiscal 2003 and 2004 is as follows:

	2003

	1st Qtr.	2nd Qtr.	3rd Qtr.(1)	4th Qtr.(2)

	(In thousands, except per share data)
Revenues	$6,409	$7,320	$7,720	$8,564
Income from operations	1,148	1,739	2,085	3,165
Net income	1,130	1,719	2,042	3,095
Basic income per share(3)	$0.45	$0.68	$0.81	$1.22
Diluted income per share(3)	$0.09	$0.14	$0.16	$0.23

	2004

	1st Qtr.	2nd Qtr.	3rd Qtr.(4)	4th Qtr.(5)

Revenues	$9,551	$10,445	$11,936	$12,579
Income from operations	1,881	1,323	1,975	(3,942)
Net income	1,839	1,290	1,932	3,263
Basic income per share(3)	$0.71	$0.57	$0.90	$0.19
Diluted income per share(3)	$0.13	$0.09	$0.14	$0.18

(1)	In the quarter ended September 30, 2003, the Company recorded a loss on disposal of assets in the amount of $1.1 million related to the final closure of our St. Louis operation, and the Company released a portion of the prior year’s excess accrual for restructuring charges in an amount of $0.7 million.

(2)	In the quarter ended December 31, 2003, the Company released a portion of the prior year’s excess accrual for restructuring charges in the amount of $1.2 million, based on lower than anticipated actual expense for severance obligations, which was partially offset by charges of $0.5 million for severance-related and facilities costs in St. Louis.

(3)	The basic and diluted per share amounts have been restated to give retroactive effect to a 1 for 2.74 reverse stock split of our stock that occurred on August 5, 2004.

(4)	On February 25, 2005, the Company restated its results for the three and nine months ended September 30, 2004 to exclude a charge related to payment obligations of $4.8 million under the management incentive plan in connection with the Company’s initial public offering and to make other

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

adjustments related to obligations under the plan. During the initial preparation of the Company’s financial statements for the quarter ended September 30, 2004, the $4.8 million paid under the incentive plan was recorded as of September 30 because by September 30 the registration statement for the offering had been declared effective by the SEC, the offering had priced and the management payments were highly probable. Subsequently, the Company concluded that the event triggering the payment obligations was the closing of, and the receipt of funds from, the offering, and the charge should have been recorded at that time. As a result of the adjustments, the restated results of operations for the quarter ended September 30, 2004 were as follows:

	For the quarter ended
	September 30, 2004

	As reported	As restated

Revenues	$11,936	$11,936
Income (loss) from operations	(2,811)	1,975
Net income (loss)	(2,730)	1,932
Basic income (loss) per share(3)	$(1.28)	$0.90
Diluted income (loss) per share(3)	$(1.28)	$0.14

The restatement did not have any effect on the results for the year.

(5)	In the quarter ended December 31, 2004, the Company recorded a total charge of $5.3 million related to the management incentive plan. In addition, the Company released a portion of the deferred tax valuation allowances in the amount of $6.8 million, as the Company determined that it is more likely than not that a portion of the deferred tax assets will be realizable (see Note 10).
      Quarterly and year-to-date computations of loss per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLESUPPORT, INC.

By:	/s/ LANCE ROSENZWEIG

Lance Rosenzweig
Chief Executive Officer, and
Chairman of the Board of Directors
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ LANCE ROSENZWEIG Lance Rosenzweig	President, Chief Executive Officer (Principal Executive Officer), Secretary and Chairman of the Board of Directors	March 31, 2005

/s/ CAROLINE ROOK Caroline Rook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ ADAM BERGER Adam Berger	Director	March 31, 2005

/s/ C. LARRY BRADFORD C. Larry Bradford	Director	March 31, 2005

/s/ MICHAEL EDELL Michael Edell	Director	March 31, 2005

/s/ WILLIAM QUIGLEY William Quigley	Director	March 31, 2005

/s/ MICHAEL SONG Michael Song	Director	March 31, 2005

/s/ GEORGE ELLIS George Ellis	Director	March 31, 2005