Form 10-Q
period 2005-03-31
PeopleSupport, Inc.
filed 2005-04-29
CIK 1289001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     18,122,747 shares of common stock were outstanding as of April 29, 2005.

PEOPLESUPPORT, INC.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2005

PART I—FINANCIAL INFORMATION

 ITEM 1. Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$41,583	$40,183
Restricted short-term cash equivalent	422	422
Accounts receivable, net of allowance for doubtful accounts of $451 and $202	5,560	5,758
Marketable securities	—	5,966
Investment in receivable portfolios	7	—
Deferred tax assets	668	597
Prepaid expenses and other current assets	1,633	1,895

Total current assets	49,873	54,821
Property and equipment, net	7,407	7,932
Deferred management incentive plan compensation	940	855
Deferred tax assets	6,161	6,232
Other long-term assets	699	642

Total assets	$65,080	$70,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,346	$1,623
Accrued payroll and payroll related	1,218	1,638
Accrued liabilities	1,309	1,918
Management incentive plan obligation	342	342
Deferred revenue	1,888	2,690
Other current liabilities	106	94

Total current liabilities	6,209	8,305
Management incentive plan obligation	684	684
Deferred rent	117	174
Other long-term liabilities	135	187

Total liabilities	7,145	9,350

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 87,000 shares; 18,015 and 18,052 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	18	18
Additional paid-in capital	112,514	112,540
Accumulated deficit	(53,043)	(50,287)
Accumulated other comprehensive income	80	235
Deferred stock compensation	(1,634)	(1,374)

Total stockholders’ equity	57,935	61,132

Total liabilities and stockholders’ equity	$65,080	$70,482

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2005
Revenues	$9,551	$14,056
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	4,627	7,723
Management incentive plan – cost of revenues	—	68
Selling, general and administrative (exclusive of management incentive plan expense shown below)	2,247	2,664
Management incentive plan — selling, general and administrative	—	17
Depreciation and amortization	796	1,016

Income from operations	1,881	2,568
Interest income	(14)	(237)
Other expense	5	10

Income before provision for income taxes	1,890	2,795
Provision for income taxes	51	39

Net income	1,839	2,756
Foreign currency translation adjustment	3	177
Unrealized loss on securities:
Unrealized holding losses arising during period	—	(22)

Comprehensive income	$1,842	$2,911

Basic earnings per share	$0.71	$0.15
Diluted earnings per share	$0.13	$0.15
Basic weighted average shares outstanding	2,575	18,027
Diluted weighted average shares outstanding	14,180	18,946

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2004	2005
OPERATING ACTIVITIES
Net income	$1,839	$2,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	796	1,016
Provision for doubtful accounts	50	(249)
Stock-based compensation	441	247
Amortization of deferred compensation costs	—	85
Changes in operating assets and liabilities:
Accounts receivable	(1,236)	(39)
Prepaid expenses and other assets	63	(190)
Other long-term assets	(195)	75
Accounts payable and accrued liabilities	1,543	604
Deferred revenue	395	802
Cash payments on restructuring reserve	(3)	—

Net cash provided by operating activities	3,693	5,107

INVESTING ACTIVITIES
Collections applied to principal of receivable portfolios	229	7
Purchases of property and equipment	(3,053)	(568)
Purchases of marketable securities	—	(6,000)

Net cash used in investing activities	(2,824)	(6,561)

FINANCING ACTIVITIES
Proceeds from the exercise of stock options	49	39
Proceeds from the exercise of warrants to purchase redeemable preferred stock	38	—
Public offering costs	(125)	—

Net cash provided by (used in) financing activities	(38)	39
Effect of exchange rate changes on cash	3	15

Net increase (decrease) in cash and cash equivalents	834	(1,400)
Cash and cash equivalents, beginning of period	12,151	41,583

Cash and cash equivalents, end of period	$12,985	$40,183

NON-CASH INVESTING ACTIVITIES
Unrealized holding gains/(losses) on marketable securities	$—	$(22)
Construction in progress costs incurred but not paid	—	818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$—	$—
Taxes paid for the period	150	—

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of PeopleSupport, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2005, and for the three months ended March 31, 2004 and 2005, is unaudited. The balance sheet data at December 31, 2004 is derived from the audited consolidated financial statements for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

     On August 5, 2004, the Company’s Board of Directors effected a 1 for 2.74 reverse stock split of the Company’s common and preferred stock. The financial statements have been retroactively restated for the effects of the reverse stock split.

     The Company operates in one reportable segment.

Note 2. Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this accounting standard on the Company’s results of operations and financial position.

Note 3. Significant Customers

     Revenue and net accounts receivable from significant customers were as follows:

	As of and for the Three Months Ended March 31,
	2004	2005	2004	2005
	% of Revenue		% of A/R, net
Customer A	34%	28%	2%	0%
Customer B	28	21	52	34
Customer C	12	4	22	2
Customer D	11	7	18	11
Customer E	9	13	1	3

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Cash, Cash Equivalents and Marketable Securities

     The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of December 31, 2004 and March 31, 2005:

	Fair Value		Amortized Cost
	December 31,	March 31,	December 31,	March 31,
	2004	2005	2004	2005
Cash, money market and certificate of deposits	$8,612	$8,254	$8,612	$8,254
U.S. agency securities	20,971	22,932	20,975	22,924
Municipal bonds	12,000	7,000	12,000	7,000
Corporate securities	—	1,997	—	1,997

Total cash and cash equivalents	41,583	40,183	41,587	40,175

U.S. agency securities	—	5,966	—	6,000

Total marketable securities	—	5,966	—	6,000

Total cash, cash equivalents, and marketable securities	$41,583	$46,149	$41,587	$46,175

     Unrealized gains and losses on investment securities by type as of March 31, 2005 were as follows:

	Unrealized Gains		Unrealized Losses
	December 31,	March 31,	December 31,	March 31,
	2004	2005	2004	2005
U.S. agency securities	$—	$8	$4	$34

     Contractual maturities of investment securities as of March 31, 2005 were as follows:

	Fair	Amortized
Fixed maturities	Value	Cost
Due in 90 days or less	$31,929	$31,921
Due after 1 year through 2 years	5,966	6,000

Total	$37,895	$37,921

Note 5. Comprehensive Income

     The components of comprehensive income are as follows:

	Foreign	Unrealized
	Currency	Loss on
	Items	Securities	Total
Balance, December 31, 2004	$84	$(4)	$80
Quarterly change	177	(22)	155

Balance, March 31, 2005	$261	$(26)	$235

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Realizability of Deferred Tax Assets

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as Management determines that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, the Company will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. Management reassessed the realizability of the net deferred tax assets and determined that no additional adjustment to the deferred tax valuation allowance was appropriate or required as of March 31, 2005.

Note 7. Stock Compensation

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

     The estimated weighted average fair value of options granted during the three months ended March 31, 2004 and 2005 was $9.23 and $3.28, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions used for grants for the three months ended March 31, 2004 and 2005:

	Three months
	Ended March 31,
	2004	2005
Risk-free interest rate	4.00%	4.00%
Expected option life (years)	5.0	4.1
Volatility	31.7%	30.0%
Dividend rate	0.0%	0.0%

     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. If compensation cost for the Company’s stock option plans were determined based on the fair value at the grant date of awards for the three months ended March 31, 2004 and 2005, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been as indicated below:

	Three Months Ended
	March 31,
	2004	2005
Net income as reported	$1,839	$2,756
Add: Stock – based compensation expense included in reported net income, net of related tax effects	441	247
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(455)	(332)

Net income —pro forma	$1,825	$2,671

Basic earnings per share—as reported	$0.71	$0.15
Diluted earnings per share—as reported	$0.13	$0.15
Basic earnings per share—pro forma	$0.71	$0.15
Diluted earnings per share—pro forma	$0.13	$0.14

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred compensation expense is amortized ratably using an accelerated method over the vesting period. During the three months ended March 31, 2004 and 2005, non-cash stock-based compensation expense included in the consolidated statement of operations amounted to $441 and $247, respectively, and was recorded in cost of revenues and selling, general and administrative as follows:

	Three Months Ended
	March 31,
	2004	2005
Cost of revenues	$146	$79
Selling, general & administrative	295	168

	$441	$247

Note 8. Computation of Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.

     The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive.

	Three Months Ended
	March 31,
	2004	2005
Options	—	55
Common stock warrants	127	127

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2004			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$1,839	2,575	$0.71	$2,756	18,027	$0.15
Effect of dilutive securities:
Options	—	998		—	919
Warrants	—	1,215		—	—
Convertible preferred stock	—	9,392		—	—

Income available to common stockholders	$1,839	14,180	$0.13	$2,756	18,946	$0.15

Note 9. Stockholders’ Equity

     During the three months ended March 31, 2005, 37 shares of common stock were issued due to the exercise of common stock options resulting in proceeds to the Company of approximately $39.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Rescission Offer

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including without limitation, statements about our expectations regarding our revenues, our clients, our expenses, our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing. We generally identify forward-looking statements by using such terms as “may”, “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, our dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets we serve, our ability to manage our growth, the risks associated with our operations in the Philippines, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report and, unless required by law, we undertake no obligation to update or revise these forward-looking statements. You should, however, review the factors and risks we describe in other reports and registration statements that we file from time to time with the Securities and Exchange Commission (the “SEC”).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          In this quarterly report, all references to “us,” “our” and “our company” refer to PeopleSupport, Inc. and its subsidiaries.

          The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, which appear elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below in “—Risk Factors” and elsewhere in this report.

Overview

          We provide business process outsourcing, or “BPO”, services from our facilities in the Philippines. We provide customer management services for U.S.-based clients who wish to outsource this function. As of March 31, 2005, we service 27 U.S.-based clients in a variety of industries. Our three largest customer management service clients during the period covered by this report collectively accounted for approximately 62% of our revenues for the three months ended March 31, 2005. Expedia, our largest client, and EarthLink, our second largest client, together accounted for approximately 49% of our revenues for the three months ended March 31, 2005.

          In July 2003, we also began providing accounts receivable management services for past due receivables, which consist of defaulted accounts that our clients have written off their books, and accounts that are in default but have not yet been written off by our clients. We plan to focus our accounts receivable management services primarily on collecting defaulted consumer receivables on a contingent basis that have been written off by the creditor. We also perform early-stage accounts receivable collection services on defaulted consumer accounts that have not been written off by managing collection of accounts receivable of at-risk customers.

          Sources of Revenues

     For the three months ended March 31, 2005, we derived substantially all of our revenues from customer management fees, which include:

•	time-delineated or session based fees, including hourly or per minute charges and charges per interaction, and training fees all of which are separately negotiated on an individual client basis; and

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	implementation fees, including revenues associated with the installation and integration of new clients into our telecommunications, information technology and client reporting structures.

     Substantially all of our revenues consisted of time-delineated or session based fees. Approximately 6% of our revenues for the three months ended March 31, 2004 and 2005, were comprised of implementation and training fees. For the three months ended March 31, 2004 and 2005, all of our revenues were derived from U.S.-based clients.

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

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, marketing programs (which include product marketing expenses, corporate communications, conferences, costs associated with Sarbanes Oxley compliance, other brand building and advertising) and other corporate expenses. Selling, general and administrative expenses increased in the three months ended March 31, 2005, as compared with selling, general and administrative expenses for the three months ended March 31, 2004. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations.

Critical Accounting Policies and Estimates

          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenues and Deferred Revenue Recognition

          Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” or SAB 101, and Staff Accounting Bulletin 104, “Revenue Recognition” or SAB 104. SAB 101, as amended, and SAB 104 summarize certain of the Securities and Exchange Commission, or SEC, staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

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

     Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of December 31, 2004 and March 31, 2005, our balance sheets reflect $1.9 million and $2.7 million in deferred revenues, respectively.

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

          Prior to our initial public offering, we awarded a limited number of stock options to employees and non-employees at exercise prices that were subsequently determined to have been below fair market value. For these options, we record deferred stock-based compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. We amortize the deferred compensation charges on an accelerated method over the vesting period of the underlying option awards.

          During the three months ended March 31, 2004 and 2005, non-cash stock-based compensation expense included in the consolidated statement of operations amounted to $441 and $247 respectively and was recorded in cost of revenues and selling, general and administrative as follows:

	Three Months Ended March 31,
	2004	2005
Cost of revenues	$146	$79
Selling, general & administrative	295	168

	$441	$247

          We issue both incentive and nonqualified stock options. Most of the options granted to date have been incentive stock options. We receive a tax deduction at exercise of nonqualified stock options for the excess of market value over the exercise price, the tax benefit of which is recorded directly as an increase to stockholders equity. The exercise of incentive stock options does not create any tax deduction for us, unless the option holder does not meet certain required holding periods under the income tax laws.

Accounting for Income Taxes

          We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. This method involves the assessment of our net operating loss carryforwards, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets, consisting primarily of our net operating loss carryforwards, will be realized or recovered from future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. To the extent we believe that recoverability of our deferred tax assets is not likely, we are required to establish a valuation allowance.

          Based on the financial results for the quarter ended March 31, 2005, the projected results for the quarter ended March 31, 2005, the projected results for fiscal 2005, current customer concentrations and contract terms, the Company concluded that there has not been a change in the positive and negative evidence that warrants an adjustment to the deferred tax valuation allowance at March 31, 2005.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Long-lived Asset Impairment

          Fixed assets are reviewed for impairment as events or changes in circumstances occur indicating that carrying amounts may not be recoverable. When these events or changes in circumstances indicate that the carrying amount would be impaired, undiscounted cash flow analyses would be used to assess other long-lived impairment. The estimation of future cash flows involves considerable management judgment.

Results of Operations

          The following table shows the listed items from our consolidated statements of operations as a percentage of revenues for the periods presented (percentages may not aggregate due to rounding).

	Three Months Ended
	March 31,
	2004	2005
Revenues	100%	100%
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	48	55
Management incentive plan – cost of revenues	—	—
Selling, general, and administrative (exclusive of management incentive plan expense shown below)	24	19
Management incentive plan — selling, general, and administrative	—	—
Depreciation and amortization	8	7

Income from operations	20	18
Interest income	—	2
Other expense (income)	—	—

Income before provision for income taxes	20	20
Provision for income taxes	1	—

Net income	19%	20%

Three Months Ended March 31, 2005 compared with Three Months Ended March 31, 2004

Revenues

          Our revenues increased by $4.5 million, or 47%, from $9.6 million for the three months ended March 31, 2004 to $14.1 million for the three months ended March 31, 2005. This increase was primarily attributable to an increase of $3.7 million in customer management fees associated with services provided to 15 new clients in the financial, telecommunications and technology industries and an increase of $0.8 million in customer management fees associated with a higher volume of services to existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services.

Cost of Revenues

          Our cost of revenues increased by $3.2 million, or 70%, from $4.6 million for the three months ended March 31, 2004 to $7.8 million for the three months ended March 31, 2005. The increase was primarily attributable to increased costs of approximately $3.0 million (or 21% of revenue) associated with the expansion of our outsourcing operations in the Philippines and an increase in the number of customer management professionals, partially offset by a decrease of $0.1 million of stock-based compensation expense. We anticipate that these costs will continue to increase in quarters when we expand our operations and increase the volume of customer management services we provide. We believe this trend of expansion will continue due to increased demand for our outsourced services by our existing clients, and our ability to attract new clients. Our cost of revenues as a percentage of revenues increased from 48% for the three months ended March 31, 2004 to 55% for the three months ended March 31, 2005.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, General, and Administrative

          Selling, general and administrative expenses (SG&A) increased by $0.5 million, or 23%, from $2.2 million for the three months ended March 31, 2004, to $2.7 million for the three months ended March 31, 2005. The increase is primarily attributable to $0.4 million (or 3% of revenue) related to salaries and wages and $0.4 million (or 3% of revenue) related to public company costs, partially offset by a decrease of $0.1 million of stock-based compensation expense and a decrease of $0.2 million (or 1% of revenues) related to adjustments to our allowance for doubtful accounts. Our SG&A as a percentage of revenues decreased from 24% for the three months ended March 31, 2004 to 19% for the three months ended March 31, 2005.

Liquidity and Capital Resources

          We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of March 31, 2005, we have working capital of $46.5 million including cash and cash equivalents totaling $40.2 million, marketable securities of $6.0 million and accounts receivable of $5.8 million.

Operating Activities

          Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2004, which was greater than our net income of $1.8 million for the same period. The difference is primarily due to $0.8 million of depreciation and amortization, $0.4 million of non-cash stock-based compensation expense, and an aggregate change in operating assets and liabilities of $0.6 million. Net cash provided by operating activities was $5.1 million for the three months ended March 31, 2005, which was greater than our net income of $2.8 million for the same period. The difference is primarily due to $1.0 million of depreciation and amortization, $0.2 million of non-cash stock-based compensation expense, and an aggregate change in operating assets and liabilities of $1.3 million.

Investing Activities

          Net cash used in investing activities during the three months ended March 31, 2004 and 2005 was $2.8 million and $6.6 million, respectively. During the three months ended March 31, 2004 we incurred $3.1 million of capital expenditures associated with the expansion of the Philippine operations which was offset by $0.2 million of receivable portfolio collections. Cash used in investing activities for the three months ended March 31, 2005 was primarily comprised of $6.0 million related to the purchase of marketable securities and $0.6 million of capital expenditures associated with the continuing expansion of the Philippine operating facilities. We used proceeds from our initial public offering to purchase the $6.0 million of marketable securities.

          Our capital expenditures during the three months ended March 31, 2005 were approximately $0.6 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure. In the second half of 2005, we expect to move into a build-to-suit leased data and outsourcing center in Manila, Philippines (the PeopleSupport Center). We estimate potential build out costs for this facility of $7.4 million for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures. We intend to build out approximately 60% of the PeopleSupport Center’s total production capacity for use in 2005 and the remaining portion in early 2006. The estimated capital expenditure for 2005 reflects the 60% build out of the PeopleSupport Center’s total production capacity. In addition to the PeopleSupport Center, we estimate further build out costs in 2005 of our infrastructure of $2.1 million to $3.1 million primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure, which we may adjust based on trends in revenue and personnel in the Philippines. We anticipate using cash, cash equivalents and marketable securities on hand and the net proceeds from our recently completed offering to fund these expenditures.

Financing Activities

          Net cash used in financing activities during the three months ended March 31, 2004 was less than $0.1 million and net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2005. Net cash used in financing activities for the three months ended March 31, 2004 was comprised of $0.1 million of public offering costs.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          At March 31, 2005, we had a restricted cash equivalent in the amount of approximately $0.4 million, held in a certificate of deposit as collateral for our lending facilities, which will be released in the second half of 2005.

          Based on our current level of operations, we expect that our cash flow from operations, together with the proceeds of the current working capital and cash, cash equivalents and marketable securities, will be adequate to meet our anticipated cash needs at least through 2006. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely incur debt or sell additional equity to finance those acquisitions.

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

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. In accordance with the standard, we will adopt SFAS No. 123R effective January 1, 2006. The Company is currently assessing the impact of this accounting standard on the Company’s results of operations and financial position.

RISK FACTORS

Risks Related to Our Business

Our revenues are highly dependent on three major clients that collectively accounted for 62% of our revenues in the first three months of 2005, and any loss of business from our major clients would reduce our revenues and seriously harm us.

     In recent years, we have generated, and expect that at least for the near term we will continue to generate, almost all of our revenues from a limited number of clients. Expedia, EarthLink and ConsumerInfo.com were our largest clients in the first three months of 2005 and accounted for 62% of our revenues for the first three months of 2005. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 49% of our revenues for the three months ended March 31, 2005. Our contract with Expedia expires in May 2007. Our contract with EarthLink expires in January 2006, but will automatically renew each year for a one year period unless terminated by EarthLink or us prior to the end of the term. Our contract with ConsumerInfo.com expires in July 2006, but will automatically renew each year for a one year period unless terminated by ConsumerInfo.com or us prior to the end of the term. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us.

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

     Our customer management and accounts receivable management services and our growth depend in large part on U.S. industry trends towards outsourcing these business processes offshore. The trend to outsource business processes may not continue and could reverse. There has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors that operate out of facilities located in the United States. Estimates of the growth in the offshore outsourcing market in this Quarterly Report on Form 10-Q do not assume any such slowdown or reversal of recent trends.

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

     We did not become profitable until 2003 and incurred significant losses in each of the five fiscal years through 2002. This was mainly the result of excess capacity and high costs of our former U.S. outsourcing centers. We found it necessary to restructure our operations and move to the Philippines in order to become profitable. We may incur significant operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $50.3 million at March 31, 2005. We expect our marketing, sales and other operating expenses to increase in the future as we seek to expand our business. If our revenues do not grow at a faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses.

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

     We believe that our existing cash and cash equivalents, together with the net proceeds from our recently completed offering, will be sufficient to support our anticipated cash needs at least through 2006. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

     Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At March 31, 2005, 18,051,511 shares of common stock were outstanding and 1,462,010 shares were to be issued upon the exercise of outstanding warrants and options. The shares sold in our initial public offering are freely transferable without restriction or additional registration under the U.S. Securities Act of 1933, as amended, or the Securities Act. The remaining shares of common stock outstanding after our initial public offering are available for sale, subject to volume and other restrictions as applicable under Rules 144 and 701 under the Securities Act. We also may be required to issue additional shares upon the exercise of previously granted options or warrants that are currently outstanding.

We will incur increased costs as a result of being a public company.

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We estimate that these costs will be approximately $3.0 million for fiscal 2005, but they could be higher. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, which may result in additional costs in the future.

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

     Our directors, executive officers and their affiliated entities beneficially own approximately 22.8% of our outstanding common stock. These stockholders, if they were to act together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

          Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the three months ended March 31, 2004 and 2005, approximately 56% and 67%, respectively, of our expenses were generated in the Philippines. We derive all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our overseas operation by approximately $0.7 million for the three months ended March 31, 2005, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.7 million for the three months ended March 31, 2005. Expenses relating to our operations outside the United States increased in the three months ended March 31, 2005 when compared to the three months ended March 31, 2004 due to increased costs associated with higher revenue generation and customer management services, partially offset by the increase in the value of the U.S. dollar relative to the Philippine peso.

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

Interest Rate Sensitivity

          We had cash and cash equivalents totaling $40.2 million and marketable securities totaling $6.0 million at March 31, 2005. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. Cash, cash equivalents and marketable securities are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. Declines in interest rates would impact the carrying value of our cash equivalents and available for sale marketable securities as well as reduce future investment income. A 1% change in short term rates would have changed the carrying value of our cash equivalents and marketable securities by $5,000 as of March 31, 2005 and would have changed our interest income for the three months ended March 31, 2005 by approximately $1,000. The interest income from these funds will be subject to fluctuations due to changes in interest rates.

Inflation Rate Sensitivity

          For the three months ended March 31, 2004 and 2005, approximately 56% and 67%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the three months ended March 31, 2005, inflation averaged 8.5%. We anticipate this inflation trend to continue in 2005. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast growing population, high unemployment (11.3% for the three months ended March 31, 2005) and a high number of college graduates a year entering a market that cannot absorb all of them. A reversal of this trend, increased wage pressure due to increased competition as the BPO industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds, as discussed above.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

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
FOR THE QUARTER ENDED MARCH 31, 2005

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters represent a substantial volume of our accounts or that, individually or in the aggregate, they are material to our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          During the three months ended March 31, 2005, there were no matters submitted to a vote of security holders.

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

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on April 29, 2005

PeopleSupport, Inc.
By:	/s/ Caroline Rook

Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)