Form 10-Q
period 2005-06-30
PeopleSupport, Inc.
filed 2005-08-04
CIK 1289001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     18,204,687 shares of common stock were outstanding as of July 29, 2005.

PEOPLESUPPORT, INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2005

PART I—FINANCIAL INFORMATION
     ITEM 1. Financial Statements
PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$41,583	$21,768
Restricted short-term cash equivalent	422	422
Marketable securities	—	23,984
Accounts receivable, net of allowance for doubtful accounts of $451 and $177	5,560	7,657
Investment in receivable portfolios	7	—
Deferred tax assets	668	655
Prepaid expenses and other current assets	1,633	1,462

Total current assets	49,873	55,948
Property and equipment, net	7,407	11,552
Deferred management incentive plan compensation	940	770
Deferred tax assets	6,161	6,174
Other long-term assets	699	999

Total assets	$65,080	$75,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,346	$3,046
Accrued payroll and payroll related	1,218	1,859
Accrued liabilities	1,309	1,189
Management incentive plan obligation	342	342
Deferred revenue	1,888	3,987
Other current liabilities	106	73

Total current liabilities	6,209	10,496
Management incentive plan obligation	684	684
Deferred rent	117	465
Other long-term liabilities	135	233

Total liabilities	7,145	11,878

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 87,000 shares; 18,015 and 18,204 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	18	18
Additional paid-in capital	112,514	112,594
Accumulated deficit	(53,043)	(48,048)
Accumulated other comprehensive income	80	64
Deferred stock compensation	(1,634)	(1,063)

Total stockholders’ equity	57,935	63,565

Total liabilities and stockholders’ equity	$65,080	$75,443

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues	$10,445	$14,739	$19,996	$28,795
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	5,922	8,483	10,549	16,206
Management incentive plan — cost of revenues	—	68	—	136
Selling, general and administrative (exclusive of management incentive plan expense shown below)	2,174	3,102	4,421	5,766
Management incentive plan — selling, general and administrative	—	17	—	34
Depreciation and amortization	1,048	1,117	1,844	2,133
Restructuring charges	(22)	—	(22)	—

Income from operations	1,323	1,952	3,204	4,520
Interest income	19	326	33	563
Other expense	—	(6)	(5)	(16)

Income before provision for income taxes	1,342	2,272	3,232	5,067
Provision for income taxes	52	33	103	72

Net income	1,290	2,239	3,129	4,995
Foreign currency translation adjustment	3	(181)	6	(4)
Unrealized loss on securities:
Unrealized holding gains (losses) arising during period	—	10	—	(12)

Comprehensive income	$1,293	$2,068	$3,135	$4,979

Basic earnings per share	$0.57	$0.12	$1.29	$0.28
Diluted earnings per share	$0.09	$0.12	$0.22	$0.26
Basic weighted average shares outstanding	2,278	18,144	2,427	18,086
Diluted weighted average shares outstanding	13,819	18,909	13,999	18,927
See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$3,129	$4,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,844	2,133
Provision for doubtful accounts	30	(274)
Stock-based compensation	910	464
Reduction of excess accrual for restructuring	(22)	—
Amortization of deferred compensation costs	—	170
Gain on disposal of property and equipment	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,100)	(1,823)
Prepaid expenses and other assets	335	168
Other long-term assets	(401)	(113)
Accounts payable and accrued liabilities	2,526	781
Deferred revenue	482	2,099
Cash payments on restructuring reserve	(3)	—

Net cash provided by operating activities	7,730	8,597
INVESTING ACTIVITIES
Collections applied to principal of receivable portfolios	384	7
Purchases of property and equipment	(5,694)	(4,608)
Proceeds from sale of property and equipment	—	8
Purchases of marketable securities	—	(24,300)
Maturities of marketable securities	—	300

Net cash used in investing activities	(5,310)	(28,593)
FINANCING ACTIVITIES
Proceeds from the exercise of stock options	52	181
Repurchase of common stock	(1,350)	—
Proceeds from the exercise of warrants to purchase redeemable preferred stock	157	—
Public offering costs	(455)	—

Net cash provided by (used in) financing activities	(1,596)	181
Effect of exchange rate changes on cash	2	—

Net increase (decrease) in cash and cash equivalents	826	(19,815)
Cash and cash equivalents, beginning of period	12,151	41,583

Cash and cash equivalents, end of period	$12,977	$21,768

NON-CASH INVESTING ACTIVITIES
Unrealized holding losses on marketable securities	$—	$(12)
Construction in progress costs incurred but not paid	—	1,939

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$—	$—
Taxes paid for the period	392	48

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 1. Accounting Policies
     Basis of Presentation
     The accompanying unaudited consolidated financial statements of PeopleSupport, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2005, and for the three and six months ended June 30, 2004 and 2005, is unaudited. The balance sheet data at December 31, 2004 is derived from the audited consolidated financial statements for the year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2005.
     On August 5, 2004, the Company’s Board of Directors effected a 1 for 2.74 reverse stock split of the Company’s common and preferred stock. The financial statements have been retroactively restated for the effects of the reverse stock split.
     The Company operates in one reportable segment.
     Marketable Securities
     Marketable securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses shown in the caption “unrealized holding gains/(losses)” included as a component of accumulated other comprehensive income. Individual securities classified as available for sale are reduced to net realizable value by a charge to income for other than temporary declines in fair value. Realized gains and losses are determined on a specific identification method and are reflected in income.
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
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions used for grants for the three and six months ended June 30, 2004 and 2005:

	Three months		Six months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
Risk-free interest rate	4.00%	3.93%	4.00%	3.98%
Expected option life (years)	5.0	4.4	5.0	4.2
Volatility	31.0%	37.2%	31.7%	32.6%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$5.87	$3.17	$8.69	$3.24

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. If compensation cost for the Company’s stock option plans was determined based on the fair value at the grant date of awards for the three and six months ended June 30, 2004 and 2005, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been as indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income as reported	$1,290	$2,239	$3,129	$4,995
Add: Stock-based compensation expense included in reported net income, net of related tax effects	469	217	910	464
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(478)	(337)	(933)	(669)

Net income —pro forma	$1,281	$2,119	$3,106	$4,790

Basic earnings per share—as reported	$0.57	$0.12	$1.29	$0.28
Diluted earnings per share—as reported	$0.09	$0.12	$0.22	$0.26
Basic earnings per share—pro forma	$0.56	$0.12	$1.28	$0.26
Diluted earnings per share—pro forma	$0.09	$0.11	$0.22	$0.25
     Deferred compensation expense is amortized ratably using an accelerated method over the vesting period. Non-cash stock-based compensation expense included in the consolidated statement of operations was recorded in cost of revenues and selling, general and administrative expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Cost of revenues	$153	$69	$299	$148
Selling, general & administrative	316	148	611	316

	$469	$217	$910	$464

Note 2. Recent Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     Public companies may adopt SFAS No. 123(R) requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
     The Company plans to adopt SFAS No. 123(R) beginning in fiscal year 2006.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies”. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company can not estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were less than $0.1 million for the first half of 2005.
     The Company is currently evaluating the business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future.
     In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R).
     The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a final rule amending compliance dates for SFAS No. 123(R). Under the SEC’s new rule, SFAS No. 123(R) will become effective for the Company beginning in fiscal year 2006.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of SFAS No. 153 will not have a material impact on our results of operations or financial condition.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS No. 154 will not have a material impact on the Company’s results of operations or financial condition.
     On July 19, 2005, the FASB issued proposed FASB Staff Position (FSP) FAS 13-b, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB is proposing in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin (FTB) No. 88-1, “Issues Relating to Accounting for Leases”, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, “Accounting for Leases”, and FTB 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As proposed, companies would be required to apply the guidance in the FSP to the first reporting period beginning after September 15, 2005. The Company believes that the impact of this proposed position will increase rent expense associated with the PeopleSupport Center, which is recorded in cost of revenues, by approximately $0.2 million per quarter until all floors of the PeopleSupport Center are built-out, which is anticipated to occur by the end of 2006.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 3. Significant Customers
     Revenue and net accounts receivable from significant customers were as follows:

	For the Three		For the Six Months
	Months Ended June 30,		Ended June 30,		As of June 30,
	2004	2005	2004	2005	2005
	% of Revenue		% of Revenue		% of A/R, net
Customer A	33%	28%	33%	28%	33%
Customer B	29	19	29	20	25
Customer C	10	2	11	3	3
Customer D	9	8	10	7	9
Customer E	10	13	10	13	0
Note 4. Cash, Cash Equivalents and Marketable Securities
     The following table summarizes the fair value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of December 31, 2004 and June 30, 2005:

	Fair Value		Amortized Cost
	December 31,	June 30,	December 31,	June 30,
	2004	2005	2004	2005
Cash, money market and certificates of deposit	$8,612	$11,773	$8,612	$11,773
U.S. agency securities	20,971	9,995	20,975	9,995
Municipal bonds	12,000	—	12,000	—

Total cash and cash equivalents	41,583	21,768	41,587	21,768
Municipal bonds	—	12,000	—	12,000
U.S. agency securities	—	11,984	—	12,000

Total marketable securities	—	23,984	—	24,000

Total cash, cash equivalents, and marketable securities	$41,583	$45,752	$41,587	$45,768

     Unrealized gains and losses on investment securities by type as of June 30, 2005 were as follows:

	Unrealized Gains		Unrealized Losses
	December 31,	June 30,	December 31,	June 30,
	2004	2005	2004	2005
U.S. agency securities	$—	$2	$4	$18
     Contractual maturities of investment securities as of June 30, 2005 were as follows:

	Fair	Amortized
	Value	Cost
Fixed maturities
Due in 90 days or less	$9,995	$9,995
Due after 1 year through 2 years	11,984	12,000
Due after 10 years	12,000	12,000

Total	$33,979	$33,995

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 5. Comprehensive Income
     The components of comprehensive income are as follows:

	Foreign	Unrealized
	Currency	Loss on
	Items	Securities	Total
Balance, December 31, 2004	$84	$(4)	$80
Quarterly change	177	(22)	155

Balance, March 31, 2005	$261	$(26)	$235
Quarterly change	(181)	10	(171)

Balance, June 30, 2005	80	(16)	64

Note 6. Realizability of Deferred Tax Assets
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as management determines that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, the Company will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. During the three and six months ended June 30, 2005, management reassessed the realizability of its net deferred tax assets. Based upon factors such as our financial performance to date and expectations for positive future results, management determined that it was more likely than not that we would continue to generate taxable income from our operations and be able to realize certain tax benefits arising from the use of our net operating loss carryforwards. Accordingly, we recognized an income tax benefit of approximately $0.4 million and $1.1 million in our results from operations during the three and six months ended June 30, 2005, respectively as a result of reducing our valuation allowance during these periods. At June 30, 2005, the balance of our valuation allowance, reserved for certain federal and state net operating loss carryforwards, was $15.7 million.
Note 7. Computation of Earnings Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Options	—	160	—	108
Warrants	127	64	127	96

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	2004			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income to common stockholders	$1,290	2,278	$0.57	$2,239	18,144	$0.12
Effect of dilutive securities:
Options	—	894		—	765
Warrants	—	1,193		—	—
Convertible preferred stock	—	9,454		—	—

Income available to common stockholders	$1,290	13,819	$0.09	$2,239	18,909	$0.12

	Six Months Ended June 30,
	2004			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income to common stockholders	$3,129	2,427	$1.29	$4,995	18,086	$0.28
Effect of dilutive securities:
Options	—	946		—	841
Warrants	—	1,203		—	—
Convertible preferred stock	—	9,423		—	—

Income available to common stockholders	$3,129	13,999	$0.22	$4,995	18,927	$0.26

Note 8. Stockholders’ Equity
     During the six months ended June 30, 2005, 189 shares of common stock were issued due to the exercise of common stock options resulting in proceeds to the Company of approximately $181.
Note 9. Warrants
     During the six months ended June 30, 2005, the right to exercise warrants to purchase 27,372 and 95,874 shares of our common stock at a weighted average exercise price of $15.65 per share expired on April 19, 2005 and June 12, 2005, respectively.
Note 10. Rescission Offer
     Grants of certain options under the Company’s 1998 Incentive Stock Plan between January 1, 2003 through April 28, 2004, may not have been exempt from registration or qualification under federal and state securities laws and the Company did not obtain any required registration or qualification. As a result, the Company intends to make a rescission offer to the U.S. holders of these options. In order to comply with California securities law, the Company will offer to repurchase these unexercised options. Before completion of its initial public offering, the Company applied to the California Department of Corporations for approval of the terms of the repurchase offer. Following approval of our repurchase application, the Company issued shares upon exercise of certain of these options granted between January 1, 2003 through April 28, 2004. Accordingly, the Company has re-applied to the California Department of Corporations for expanded approval to repurchase both options and these shares issued upon exercise of options. The Company also has filed a registration statement on Form S-1 in connection with its planned repurchase of options and shares. Pursuant to the terms of our previously approved repurchase application, the Company intends to offer to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. The Company intends to offer to repurchase shares issued upon exercise of options at the full exercise price paid for the shares, plus interest at an annual rate of 7% from the date of exercise of the underlying options. Under these terms, the Company would be required to pay approximately $0.1 million, plus statutory interest at an annual rate of 7% if all persons entitled to have their options repurchased elect to do so. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject our offer to repurchase the options, the Company may continue to be liable under federal and state securities laws. The Company does not believe that this rescission offer will have a material effect on the Company’s results of operations, cash flows or financial positions.

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
Overview
     We provide business process outsourcing, or “BPO”, services from our facilities in the Philippines. We provide customer management services for clients who wish to outsource this function. As of June 30, 2005, we serviced 29 U.S.-based clients in a variety of industries. Our three largest customer management service clients during the period covered by this report collectively accounted for approximately 60% and 61% of our revenues, respectively, for the three and six months ended June 30, 2005. Expedia, our largest client, and EarthLink, our second largest client, together accounted for approximately 47% and 48% of our revenues, respectively, for the three and six months ended June 30, 2005.
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
Sources of Revenues
     For the three and six months ended June 30, 2005, we derived substantially all of our revenues from customer management fees, which include:
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
     Substantially all of our revenues consisted of time-delineated or session based fees. Less than 5% of our revenues for the three and six months ended June 30, 2005 were comprised of implementation and training fees. For the six months ended June 30, 2005, substantially all of our revenues were derived from U.S.-based clients.
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
     Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, marketing programs (which include product marketing expenses, corporate communications, conferences, other brand building and advertising), costs associated with Sarbanes-Oxley 404 compliance and other corporate expenses. Selling, general and administrative expenses increased in the three and six months ended June 30, 2005, as compared with selling, general and administrative expenses for the three and six months ended June 30, 2004. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations.
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
     Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of December 31, 2004 and

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005, our balance sheets reflect $1.9 million and $4.0 million in deferred revenues, respectively.
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
     During the six months ended June 30, 2004 and 2005, non-cash stock-based compensation expense included in the consolidated statement of operations amounted to $910 and $464, respectively and was recorded in cost of revenues and selling, general and administrative as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Cost of revenues	$153	$69	$299	$148
Selling, general & administrative	316	148	611	316

	$469	$217	$910	$464

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
Accounting for Income Taxes
     We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. This method involves the assessment of our net operating loss carryforwards, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets, consisting primarily of our net operating loss carryforwards, will be realized or recovered from future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. During the three and six months ended June 30, 2005, management reassessed the realizability of its net deferred tax assets. Based upon factors such as our financial performance to date and expectations for positive future results, management determined that it was more likely than not that we would continue to generate taxable income from our operations and be able to realize certain tax benefits arising from the use of our net operating loss carryforwards. Accordingly, we recognized an income tax benefit of approximately $0.4 million and $1.1 million in our results from operations during the three and six months ended June 30, 2005, respectively as a result of reducing our valuation allowance during these periods. At June 30, 2005, the balance of our valuation allowance, reserved for certain federal and state net operating loss carryforwards, was $15.7 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues	100%	100%	100%	100%
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	57	58	53	56
Management incentive plan – cost of revenues	—	—	—	—
Selling, general, and administrative (exclusive of management incentive plan expense shown below)	21	21	22	20
Management incentive plan — selling, general, and administrative	—	—	—	—
Depreciation and amortization	10	8	9	7
Restructuring charges	—	—	—	—

Income from operations	13	13	16	16
Interest income	—	2	—	2
Other expense (income)	—	—	—	—

Income before provision for income taxes	13	15	16	18
Provision for income taxes	—	—	1	—

Net income	12%	15%	16%	17%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
Revenues
     Our revenues increased by $4.3 million, or 41%, from $10.4 million for the three months ended June 30, 2004 to $14.7 million for the three months ended June 30, 2005. This increase was primarily attributable to an increase of $2.5 million in customer management fees associated with services provided to 13 new clients in the financial, telecommunications and technology industries and an increase of $1.8 million in customer management fees associated with a higher volume of services to existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services.
Cost of Revenues
     Our cost of revenues increased by $2.7 million, or 46%, from $5.9 million for the three months ended June 30, 2004 to $8.6 million for the three months ended June 30, 2005. The increase was primarily attributable to increased costs of approximately $2.4 million (or 18% of revenue) associated with the expansion of our outsourcing operations in the Philippines and an increase in the number of customer management professionals, $0.3 million (or 2% of revenue) of expense associated with the early migration to the PeopleSupport Center, $0.1 million (or 1% of revenue) of expense related to amortization of the management incentive plan, partially offset by a decrease of $0.1 million (or 1% of revenue) of stock-based compensation expense. We anticipate that these costs will continue to increase in quarters when we expand our operations and increase the volume of customer management services we provide. We believe this trend of expansion will continue due to increased demand for our outsourced services by our existing clients,

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
and our ability to attract new clients. Our cost of revenues as a percentage of revenues increased from 57% for the three months ended June 30, 2004 to 58% for the three months ended June 30, 2005.
Selling, General, and Administrative
     Selling, general and administrative (SG&A) expenses increased by $0.9 million, or 41%, from $2.2 million for the three months ended June 30, 2004, to $3.1 million for the three months ended June 30, 2005. The increase is primarily attributable to $0.7 million (or 5% of revenue) related to public company costs, which include but are not limited to outside professional fees, Sarbanes-Oxley 404 compliance costs and increased insurance premiums, $0.3 million (or 2% of revenue) related to salaries and wages, $0.1 million (or 1% of revenue) of value added tax in the Philippines, partially offset by a decrease of $0.2 million (or 1% of revenue) of stock-based compensation expense. Our SG&A expense as a percentage of revenues was 21% for the three months ended June 30, 2004 and 2005.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
Revenues
     Our revenues increased by $8.8 million, or 44%, from $20.0 million for the six months ended June 30, 2004 to $28.8 million for the six months ended June 30, 2005. This increase was primarily attributable to an increase of $4.4 million in customer management fees associated with services provided to 13 new clients in the financial, telecommunications and technology industries and an increase of $4.4 million in customer management fees associated with a higher volume of services to existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services.
Cost of Revenues
     Our cost of revenues increased by $5.8 million, or 55%, from $10.5 million for the six months ended June 30, 2004 to $16.3 million for the six months ended June 30, 2005. The increase was primarily attributable to increased costs of approximately $5.9 million (or 20% of revenue) associated with the expansion of our outsourcing operations in the Philippines and an increase in the number of customer management professionals, $0.3 million (or 1% of revenue) of expense associated with the early migration to the PeopleSupport Center, $0.1 (less than 1% of revenue) of expense related to amortization of the management incentive plan, partially offset by a decrease of $0.2 (or 1% of revenue) million of stock-based compensation expense. We anticipate that these costs will continue to increase in quarters when we expand our operations and increase the volume of customer management services we provide. We believe this trend of expansion will continue due to increased demand for our outsourced services by our existing clients, and our ability to attract new clients. Our cost of revenues as a percentage of revenues increased from 53% for the six months ended June 30, 2004 to 57% for the six months ended June 30, 2005.
Selling, General, and Administrative
     Selling, general and administrative (SG&A) expenses increased by $1.4 million, or 32%, from $4.4 million for the six months ended June 30, 2004, to $5.8 million for the six months ended June 30, 2005. The increase is primarily attributable to $1.1 million (or 4% of revenue) related to public company costs, which include but are not limited to outside professional fees, Sarbanes-Oxley 404 compliance costs and increased insurance premiums, $0.6 million (or 2% of revenue) related to salaries and wages, $0.2 million (or 1% of revenue) of value added tax in the Philippines, partially offset by a decrease of $0.3 million (or 1% of revenue) of stock-based compensation expense and a decrease of $0.2 million (or 1% of revenue) related to adjustments to allowance for doubtful accounts. Our SG&A expense as a percentage of revenues decreased from 22% for the six months ended June 30, 2004 to 20% for the six months ended June 30, 2005.
Liquidity and Capital Resources
     We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of June 30, 2005, we have working capital of $45.5 million including cash and cash equivalents totaling $21.8 million, marketable securities of $24.0 million and accounts receivable of $7.7 million.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Activities
     Net cash provided by operating activities was $7.7 million for the six months ended June 30, 2004, which was greater than our net income of $3.1 million for the same period. The difference is primarily due to $1.8 million of depreciation and amortization, $0.9 million of non-cash stock-based compensation expense, and an aggregate change in operating assets and liabilities of $1.8 million. Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2005, which was greater than our net income of $5.0 million for the same period. The difference is primarily due to $2.1 million of depreciation and amortization, $0.5 million of non-cash stock-based compensation expense, $0.3 million reduction to provision for doubtful accounts, $0.2 million of deferred compensation cost amortization and an aggregate change in operating assets and liabilities of $1.1 million.
Investing Activities
     Net cash used in investing activities during the six months ended June 30, 2004 and 2005 was $5.3 million and $28.6 million, respectively. During the six months ended June 30, 2004 we incurred $5.7 million of capital expenditures associated with the expansion of the Philippine operations which was offset by $0.4 million of receivable portfolio collections. Cash used in investing activities for the six months ended June 30, 2005 was primarily comprised of $24.3 million related to the purchase of marketable securities and $4.6 million of capital expenditures associated with the continuing expansion of the Philippine operating facilities, offset by $0.3 million of maturity of marketable securities. We used proceeds from our initial public offering to purchase the $24.0 million of marketable securities. Marketable securities currently consist of U.S. agency securities and municipal bonds.
     Our capital expenditures during the six months ended June 30, 2005 were approximately $4.6 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure. In the current quarter, we moved into a built-to-suit leased data and outsourcing center in Manila, Philippines (the PeopleSupport Center). We have built out approximately 60% of the PeopleSupport Center’s total production capacity for use in 2005 and intend to build out the remaining portion in early 2006. During the six months ended June 30, 2005 build out costs for this facility (both paid and unpaid) were $5.3 million for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures. We estimate additional build out costs in 2005 of the PeopleSupport Center of approximately $1.0 million. In addition to the PeopleSupport Center, we estimate additional build out costs during the second half of 2005 of our infrastructure of approximately $2.5 to $3.5 million for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure, which we may adjust based on trends in revenue and personnel in the Philippines. We anticipate using cash, cash equivalents and marketable securities on hand to fund these expenditures.
Financing Activities
     Net cash used in financing activities during the six months ended June 30, 2004 was $1.6 million and net cash provided by financing activities was $0.2 million for the six months ended June 30, 2005. Net cash used in financing activities for the six months ended June 30, 2004 was comprised of $0.5 million of public offering costs and the $1.3 million repurchase of common stock from one of our founders, offset by $0.2 million of proceeds from the exercise of stock options and warrants. Net cash provided by financing activities for the six months ended June 30, 2005 was comprised of $0.2 million of proceeds from the exercise of stock options.
     At June 30, 2005, we had a restricted cash equivalent in the amount of approximately $0.4 million, held in a certificate of deposit as collateral for our letter of credit, which will be released in the second half of 2005.
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
     As a result of not having registered our securities under Section 12 and not having filed reports under Section 13(a) of the Exchange Act beginning in 2003, grants of certain options under our 1998 plan between January 1, 2003 through April 28, 2004 may not have been exempt from registration or qualification under federal and state securities laws, and we did not obtain any required registration or qualification. In order to comply with California securities law, we intend to make a rescission offer to the U.S. holders of these options. Before the completion of its initial public offering, the Company applied to the California Department of Corporations for approval of the terms of the repurchase offer. By order dated October 28, 2004, the California Department of Corporations approved the Company’s repurchase application as to form pursuant to section 25507(b) of the California Corporations Code. Following approval of our repurchase application, we issued shares upon exercise of certain of these options granted between January 1, 2003 through April 28, 2004. Accordingly, we have re-applied to the California Department of Corporations for expanded approval to repurchase both options and the shares issued upon exercise of options. We also filed a registration statement on Form S-1 in connection with our planned repurchase of options and shares. Pursuant to the terms of our previously approved repurchase application, we intend to offer to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. We intend to offer to repurchase shares issued upon exercise of options at the full exercise price paid for the shares, plus interest at an annual rate of 7% from the date of exercise of the underlying options. Under these terms, we would be required to pay approximately $0.1 million, plus statutory interest at an annual rate of 7% if all persons entitled to have their shares and options repurchased elect to do so. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject our offer to repurchase the options, we may continue to be liable under federal and state securities laws. We do not believe that this rescission offer will have a material effect on our results of operations, cash flows or financial positions.
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
Recent Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     Public companies may adopt SFAS No. 123(R) requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     We plan to adopt SFAS No. 123(R) beginning in fiscal year 2006.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies” in this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we can not estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were less than $0.1 million for the first half of 2005.
     We are currently evaluating our business practices regarding the magnitude or form of share-based compensation to employees and the choice of the option-pricing model in the future.
     In March 2005, the SEC issued SAB No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Additionally, SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies and interpretive guidance in implementation of SFAS No. 123(R) and disclosures in MD&A subsequent to adoption of SFAS No. 123(R). SAB No. 107 does not change the accounting required by SFAS No. 123(R).
     The FASB required SFAS No. 123(R) be adopted in the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the SEC issued a press release amending compliance dates for SFAS No. 123(R). Under the SEC’s new rule, SFAS No. 123(R) will become effective for us beginning in fiscal year 2006.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our results of operations or financial condition.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.
     On July 19, 2005, the FASB issued proposed FASB Staff Position (FSP) FAS 13-b, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB is proposing in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin (FTB) No. 88-1, “Issues Relating to Accounting for Leases”, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, “Accounting for Leases”, and FTB 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As proposed, companies would be required to apply the guidance in the FSP to the first reporting period beginning after September 15, 2005. We believe that the impact of this proposed position will increase our rent expense associated with the PeopleSupport Center, which is recorded in cost of revenues, by approximately $0.2 million per quarter until all floors of the PeopleSupport Center are built-out, which is anticipated to occur by the end of 2006.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RISK FACTORS
Risks Related to Our Business
Our revenues are highly dependent on three major clients that collectively accounted for 61% of our revenues in the first six months of 2005, and any loss of business from our major clients would reduce our revenues and seriously harm us.
     In recent years, we have generated, and expect that at least for the near term we will continue to generate, almost all of our revenues from a limited number of clients. Expedia, EarthLink and ConsumerInfo.com were our largest clients in the first half of 2005 and accounted for 60% and 61% of our revenues for the three and six months ended June 30, 2005. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 47% and 48% of our revenues for the three and six months ended June 30, 2005. Our contract with Expedia expires in May 2007. Our contract with EarthLink expires in January 2006, but will automatically renew each year for a one year period unless terminated by EarthLink or us prior to the end of the term. Our contract with ConsumerInfo.com expires in July 2006, but will automatically renew each year for a one year period unless terminated by ConsumerInfo.com or us prior to the end of the term. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us.
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
     Some of our major clients are concentrated in the travel and hospitality, technology and telecommunications industries. Our business and growth largely depends on continued demand for our services from clients in these industries and other industries we may target in the future and on trends in these industries to purchase outsourced business process services. A downturn in any of our targeted industries, particularly the travel and hospitality or Internet service provider industry, or a slowdown or reversal of the trend in any of these industries to outsource business processes could result in a decrease in the demand for our services. Rapid change in and competition between technology clients, particularly Internet service providers, could result in a decrease in demand for our services within the technology industry.
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
     We did not become profitable until 2003 and incurred significant losses in each of the five fiscal years through 2002. This was mainly the result of excess capacity and high costs of our former U.S. outsourcing centers. We found it necessary to restructure our operations and move to the Philippines in order to become profitable. We may incur significant operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $48.0 million at June 30, 2005. We expect our marketing, sales and other operating expenses to increase in the future as we seek to expand our business. If our revenues do not grow at a faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses.
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
The move of our operations to our new facility in Manila could result in interruptions in service, which could reduce our revenues and harm our business.
We recently relocated our regional headquarters in the Philippines and certain of our outsourcing operations to a newly built facility in Manila, which became operational in June 2005. The relocation of our operations to this new facility involved a number of logistical and technical challenges. Some of the work associated with the relocation is ongoing and we may encounter logistical and technical complications relating to this remaining work. For example, we may encounter complications associated with the installation and implementation of our systems and computing equipment in our new facility, which could result in interruptions of our services. If such interruptions occur, they could result in financial or other damages to our clients, for which we could incur claims and liabilities and which could damage our reputation and cause us to lose significant business from one or more of our major clients. This would harm our business and operating performance.
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
     We currently benefit from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire at staggered dates beginning in 2006 and ending in 2009, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (i) gross income (defined for this purpose to mean the amount of our cost-plus transfer payments to our Philippine subsidiary in excess of certain allowable deductions) attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (ii) our Philippine net income

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
attributable to all other activities (including activities previously covered by our Board of Investments registrations) will be taxed at the regular Philippine corporate income tax rates of 32%. Our effective overall Philippine income tax rate will vary as the revenue generating activity at each outsourcing center becomes taxable upon expiration of the income tax holiday applicable to that center.
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
     We believe that our existing cash, cash equivalents and marketable securities will be sufficient to support our anticipated cash needs at least through 2006. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Philippines may experience economic and political instability, which could increase our costs and harm our business.
     The Philippines continues to experience low growth in its gross domestic product, significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create economic instability that could harm businesses operating in the Philippines. In addition, the Philippines continues to experience periods of civil and political unrest. Recently, government opposition leaders filed an impeachment complaint against President Gloria Macapagal Arroyo on charges of electoral fraud, corruption and betrayal of public trust in relation to the 2004 presidential election that kept her in power. Government officials are also debating the possibility of switching from a constitutional government to a European-style parliamentary system. The impact of these developments on offshore companies is uncertain at this time and could result in adverse changes to tax, regulatory and other legal requirements. Political instability and adverse changes in the political environment in the Philippines could increase our operating costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.
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
     Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At June 30, 2005, 18,204,383 shares of common stock were outstanding and 1,166,446 shares were to be issued upon the exercise of outstanding warrants and options. The shares sold in our initial public offering are freely transferable without restriction or additional registration under the U.S. Securities Act of 1933, as amended, or the Securities Act. The remaining shares of common stock outstanding after our initial public offering are available for sale, subject to volume and other restrictions as applicable under Rules 144 and 701 under the Securities Act. We also may be required to issue additional shares upon the exercise of previously granted options or warrants that are currently outstanding.
We are incurring increased costs as a result of being a public company.
     As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. We estimate that these costs will be approximately $3.0 million for fiscal 2005, but they could be higher. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have required changes in corporate governance practices of public companies. These new rules and regulations increased our legal and financial compliance costs. For example, as a result of becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we are and will be incurring additional costs associated with our public company reporting requirements. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers. We are continuing to evaluate and are monitoring developments with respect to these new rules, which may result in additional costs in the future.
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
Our corporate actions are substantially influenced by officers, directors and their affiliated entities.
     Our directors, executive officers and their affiliated entities beneficially own approximately 8.4% of our outstanding common stock. These stockholders, if they were to act together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the six months ended June 30, 2004 and 2005, approximately 59% and 67%, respectively, of our expenses were generated in the Philippines. We derive all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our overseas operation by approximately $1.5 million for the six months ended June 30, 2005, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $1.5 million for the six months ended June 30, 2005. Expenses relating to our operations outside the United States increased in the six months ended June 30, 2005 when compared to the six months ended June 30, 2004 due to increased costs associated with higher revenue generation and customer management services, partially offset by the increase in the value of the U.S. dollar relative to the Philippine peso.
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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $21.8 million and marketable securities totaling $24.0 million at June 30, 2005. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. Cash, cash equivalents and marketable securities are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. Declines in interest rates would impact the carrying value of our cash equivalents and available for sale marketable securities as well as reduce future investment income. A 1% change in short term rates would have changed the carrying value of our cash equivalents and marketable securities by $0.2 million as of June 30, 2005 and would have changed our interest income for the six months ended June 30, 2005 by approximately $0.1 million. The interest income from these funds will be subject to fluctuations due to changes in interest rates.
Inflation Rate Sensitivity
     For the six months ended June 30, 2004 and 2005, approximately 59% and 67%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the six months ended June 30, 2005, inflation averaged 8.3%. We anticipate this inflation trend to continue in 2005. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast growing population, high unemployment (9.8% for the six months ended June 30, 2005) and a high number of college graduates a year entering a market that cannot absorb all of them. A reversal of this trend, increased wage pressure due to increased competition as the BPO industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds, as discussed above.

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
     We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting are effective, future events affecting our business may cause us to modify these controls and procedures in the future.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of PeopleSupport, Inc. was held on June 27, 2005. At the meeting, stockholders:
1.	elected one Class I director, Mr. Joe Rose, to serve until the 2008 Annual Meeting and until his successor is duly elected and qualified; and

2.	ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm.
The votes cast for or withheld for Mr. Rose for office as a Class I director were as follows:

	VOTES
	For	Withheld
Mr. Joe Rose	12,593,934	1,488,767
The following directors’ term of office continued after the Annual Meeting:
Lance Rosenzweig
Adam Berger
C. Larry Bradford
Michael Edell
George Ellis
The votes cast for or against, as well as the number of abstentions for ratification of the appointment of BDO Seidman, LLP as PeopleSupport’s independent public accounting firm were as follows:

	VOTES
	For	Against	Abstentions
Ratification of appointment of BDO Seidman, LLP, independent registered public accounting firm	14,080,726	1,700	275
Item 5. Other Information
     None.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on August 3, 2005.

PeopleSupport, Inc.
By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer (Principal Financial and Accounting Officer)