Form 10-Q
period 2005-09-30
PeopleSupport, Inc.
filed 2005-11-04
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐
     18,252,294 shares of common stock were outstanding as of November 4, 2005.

PEOPLESUPPORT, INC.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2005

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31,	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$41,583	$27,834
Restricted short-term cash equivalent	422	—
Marketable securities	—	22,895
Accounts receivable, net of allowance for doubtful accounts of $451 and $313	5,560	6,889
Investment in receivable portfolios	7	—
Deferred tax assets	668	3,465
Prepaid expenses and other current assets	1,633	1,624

Total current assets	49,873	62,707
Property and equipment, net	7,407	11,064
Deferred management incentive plan compensation	940	685
Deferred tax assets	6,161	5,947
Other long-term assets	699	1,200

Total assets	$65,080	$81,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,346	$2,352
Accrued payroll and payroll related	1,218	2,091
Accrued liabilities	1,309	2,294
Management incentive plan obligation	342	342
Deferred revenue	1,888	3,384
Other current liabilities	106	65

Total current liabilities	6,209	10,528
Management incentive plan obligation	684	684
Deferred rent	117	830
Other long-term liabilities	135	283

Total liabilities	7,145	12,325

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 87,000 shares; 18,015 and 18,241 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	18	18
Additional paid-in capital	112,514	112,624
Accumulated deficit	(53,043)	(42,535)
Accumulated other comprehensive income	80	1
Deferred stock compensation	(1,634)	(830)

Total stockholders’ equity	57,935	69,278

Total liabilities and stockholders’ equity	$65,080	$81,603

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$11,936	$16,317	$31,932	$45,112
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	6,606	9,382	17,155	25,588
Management incentive plan – cost of revenues	—	68	—	204
Selling, general and administrative (exclusive of management incentive plan expense shown below)	2,306	3,139	6,727	8,905
Management incentive plan — selling, general and administrative	—	17	—	52
Depreciation and amortization	1,049	1,114	2,893	3,247
Restructuring charges	—	—	(22)	—

Income from operations	1,975	2,597	5,179	7,116
Interest income	(24)	(374)	(57)	(937)
Other (income) expense	(1)	16	4	31

Income before provision (benefit) for income taxes	2,000	2,955	5,232	8,022
Provision (benefit) for income taxes	68	(2,558)	171	(2,486)

Net income	1,932	5,513	5,061	10,508
Foreign currency translation adjustment	(5)	22	1	26
Unrealized loss on securities:
Unrealized holding losses arising during period	—	(85)	—	(97)

Comprehensive income	$1,927	$5,450	$5,062	$10,437

Basic earnings per share	$0.90	$0.30	$2.17	$0.58
Diluted earnings per share	$0.14	$0.29	$0.37	$0.56
Basic weighted average shares outstanding	2,136	18,220	2,330	18,130
Diluted weighted average shares outstanding	13,564	18,883	13,854	18,913
See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$5,061	$10,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,893	3,247
Provision for doubtful accounts	29	(138)
Amortization of deferred stock-based compensation	1,367	675
Reduction of excess accrual for restructuring	(22)	—
Amortization of deferred management incentive plan costs	—	256
Gain on disposal of property and equipment	—	(6)
Deferred income tax benefit	—	(2,583)
Changes in operating assets and liabilities:
Accounts receivable	(4,574)	(1,191)
Prepaid expenses and other assets	281	(2)
Other long-term assets	(444)	(504)
Accounts payable and accrued liabilities	1,993	2,519
Deferred revenue	648	1,496
Cash payments on restructuring reserve	(3)	—

Net cash provided by operating activities	7,229	14,277

INVESTING ACTIVITIES
Collections applied to principal of receivable portfolios	495	7
Purchases of property and equipment	(6,671)	(5,805)
Proceeds from sale of property and equipment	—	114
Proceeds from called short term investments	—	2,000
Purchases of marketable securities	—	(28,600)
Maturities of marketable securities	—	3,600
Restricted cash equivalent	139	422

Net cash used in investing activities	(6,037)	(28,262)

FINANCING ACTIVITIES
Proceeds from the exercise of stock options	55	233
Repurchase of common stock	(1,350)	—
Proceeds from the exercise of warrants to purchase redeemable preferred stock	157	—
Public offering costs	(1,227)	—

Net cash provided by (used in) financing activities	(2,365)	233
Effect of exchange rate changes on cash	1	3

Net decrease in cash and cash equivalents	(1,172)	(13,749)
Cash and cash equivalents, beginning of period	12,151	41,583

Cash and cash equivalents, end of period	$10,979	$27,834

NON-CASH INVESTING ACTIVITIES
Unrealized holding losses on marketable securities	$—	$(97)
Construction in progress costs incurred but not paid	—	1,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$—	$—
Taxes paid for the period	392	48

See accompanying notes to consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share date)
Note 1. Accounting Policies
          Basis of Presentation
          The accompanying unaudited consolidated financial statements of PeopleSupport, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2005, and for the three and nine months ended September 30, 2004 and 2005, is unaudited. The balance sheet data at December 31, 2004 is derived from the audited consolidated financial statements for the year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2005.
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
          The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions used for grants for the three and nine months ended September 30, 2004 and 2005:

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Risk-free interest rate	4.00%	3.93%	4.00%	3.96%
Expected option life (years)	5.0	4.4	5.0	4.3
Volatility	31.7%	37.3%	31.7%	33.8%
Dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$0.0	$3.44	$8.69	$3.29

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share date)
          The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. If compensation cost for the Company’s stock option plans was determined based on the fair value at the grant date of awards for the three and nine months ended September 30, 2004 and 2005, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been as indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income as reported	$1,932	$5,513	$5,061	$10,508
Add: Stock-based compensation expense included in reported net income, net of related tax effects	457	211	1,367	675
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(474)	(441)	(1,422)	(1,110)

Net income —pro forma	$1,915	$5,283	$5,006	$10,073

Basic earnings per share—as reported	$0.90	$0.30	$2.17	$0.58
Diluted earnings per share—as reported	$0.14	$0.29	$0.37	$0.56
Basic earnings per share—pro forma	$0.90	$0.29	$2.15	$0.55
Diluted earnings per share—pro forma	$0.14	$0.28	$0.36	$0.53
     Deferred compensation expense is amortized ratably using an accelerated method over the vesting period. Non-cash stock-based compensation expense included in the consolidated statement of operations was recorded in cost of revenues and selling, general and administrative expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Cost of revenues	$145	$66	$444	$215
Selling, general & administrative	312	145	923	460

	$457	$211	$1,367	$675

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
          As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share date)
company’s reported results of operations. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard could reasonably be expected to have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 “Accounting Policies.” SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financial cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company can not estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were less than $0.1 million for the first three quarters of 2005.
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
          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 in the current quarter and it does not have a material impact on the company’s results of operations or financial condition.
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
          On October 6, 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FAS 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As prescribed, companies would be required to apply the guidance in FAS 13-1 to the first reporting period beginning after December 15, 2005, with early adoption permitted for interim periods not yet issued. The Company elected to early adopt FAS 13-1 in the quarter ended September 30, 2005. The impact of early adopting FAS 13-1 increased rent expense associated with the PeopleSupport Center, which is recorded in cost of revenues, by approximately $0.2 million during the quarter and nine months ended September 30, 2005.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share date)
Note 3. Significant Customers
     Revenue and net accounts receivable from significant customers were as follows:

	For the Three Months		For the Nine Months		As of
	Ended September 30,		Ended September 30,		September 30,
	2004	2005	2004	2005	2005
	% of Revenue		% of Revenue		% of A/R, net
Customer A	32%	27%	33%	28%	15%
Customer B	27	20	28	20	32
Customer C	10	2	11	3	4
Customer D	6	6	8	7	5
Customer E	11	14	10	13	1
Note 4. Cash, Cash Equivalents and Marketable Securities
          The following table summarizes the fair value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of December 31, 2004 and September 30, 2005:

	Fair Value		Amortized Cost
	December 31,	September 30,	December 31,	September 30,
	2004	2005	2004	2005
Cash, money market and certificates of deposit	$8,612	$10,865	$8,612	$10,865
U.S. agency securities	20,971	16,969	20,975	16,965
Municipal bonds	12,000	—	12,000	—

Total cash and cash equivalents	41,583	27,834	41,587	27,830

Municipal bonds	—	9,000	—	9,000
U.S. agency securities	—	13,895	—	14,000

Total marketable securities	—	22,895	—	23,000

Total cash, cash equivalents, and marketable securities	$41,583	$50,729	$41,587	$50,830

Unrealized gains and losses on investment securities by type as of September 30, 2005 were as follows:

	Unrealized Gains		Unrealized Losses
	December 31,	September 30,	December 31,	September 30,
	2004	2005	2004	2005
U.S. agency securities	$—	$4	$4	$105
Contractual maturities of investment securities as of September 30, 2005 were as follows:

	Fair	Amortized
Fixed maturities	Value	Cost
Due in 90 days or less	$16,969	$16,965
Due after 1 year through 2 years	13,895	14,000
Due after 10 years	9,000	9,000

Total	$39,864	$39,965

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share date)
Note 5. Comprehensive Income
          The components of comprehensive income are as follows:

	Foreign	Unrealized
	Currency	Loss on
	Items	Securities	Total
Balance, December 31, 2004	$84	$(4)	$80
Quarterly change	177	(22)	155

Balance, March 31, 2005	261	(26)	235
Quarterly change	(181)	10	(171)

Balance, June 30, 2005	80	(16)	64
Quarterly change	22	(85)	(63)

Balance, September 30, 2005	$102	$(101)	$1

Note 6. Realizability of Deferred Tax Assets
          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as management determines that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, the Company will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. During the three and nine months ended September 30, 2005, management reassessed the realizability of its net deferred tax assets. Based upon factors such as the Company’s financial performance to date and expectations for positive future results, management determined that it was more likely than not that the Company would continue to generate taxable income from its operations and be able to realize certain tax benefits arising from the use of the Company’s net operating loss carryforwards. Accordingly, the Company recognized a net income tax benefit of approximately $2.6 million and $2.5 million in the Company’s results from operations during the three and nine months ended September 30, 2005, respectively, as a result of reducing the valuation allowance by $3.2 million and $4.3 million, respectively, and utilizing a portion of our net operating loss carryforwards during these periods. At September 30, 2005, the balance of the Company’s valuation allowance reserved for certain federal and state net operating loss carryforwards was $12.5 million.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Options	—	225	—	146
Warrants	127	4	127	65

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share date)
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	2004			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income to common stockholders	$1,932	2,136	$0.90	$5,513	18,220	$0.30
Effect of dilutive securities:
Options	—	959		—	663
Warrants	—	8		—	—
Convertible preferred stock	—	10,461		—	—

Income available to common stockholders	$1,932	13,564	$0.14	$5,513	18,883	$0.29

	Nine Months Ended September 30,
	2004			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income to common stockholders	$5,061	2,330	$2.17	$10,508	18,130	$0.58
Effect of dilutive securities:
Options	—	950		—	783
Warrants	—	805		—	—
Convertible preferred stock	—	9,769		—	—

Income available to common stockholders	$5,061	13,854	$0.37	$10,508	18,913	$0.56

Note 8. Stockholders’ Equity
          During the nine months ended September 30, 2005, 226 shares of common stock were issued due to the exercise of common stock options resulting in proceeds to the Company of approximately $233.
Note 9. Warrants
          During the nine months ended September 30, 2005, the right to exercise warrants to purchase 27,372 and 95,874 shares of the company’s common stock at a weighted average exercise price of $15.65 per share expired on April 19, 2005 and June 12, 2005, respectively.
Note 10. Rescission Offer
          Grants of certain options under the Company’s 1998 Incentive Stock Plan between January 1, 2003 through April 28, 2004, may not have been exempt from registration or qualification under federal and state securities laws and the Company did not obtain any required registration or qualification. As a result, the Company recently made a rescission offer to the U.S. holders of these options and holders of shares purchased upon exercise of such options. In order to comply with California securities law, the Company offered to repurchase these unexercised options shares held from purchases of shares upon exercise of these options. Before completion of its initial public offering, the Company applied to the California Department of Corporations for approval of the terms of the repurchase offer. The Company issued shares upon exercise of certain of these options granted between January 1, 2003 through April 28, 2004. Accordingly, the Company has re-applied to the California Department of Corporations for expanded approval to repurchase both options and these shares issued upon exercise of options. The Company also has filed a registration statement on Form S-1 in connection with its planned repurchase of options and shares. Pursuant to the terms of the Company’s previously approved repurchase application, the Company offered to repurchase the options from certain employees at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. The Company offered to repurchase shares issued upon exercise of options at the full exercise price paid for the shares, plus interest at an annual rate of 7% from the date of exercise of the underlying options. Under these terms, the Company would be required to pay approximately less than $0.1 million, plus statutory interest at an annual rate of 7% to persons entitled to have their options repurchased elect to do so. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject the Company’s offer to repurchase the options, the Company may continue to be liable under federal and state securities laws. The Company does not believe that this

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share date)
rescission offer will have a material effect on the Company’s results of operations, cash flows or financial positions.
          The original terms of this rescission offer expired on October 24, 2005. Two individuals accepted offers to repurchase options subject to this rescission. The aggregate amount paid-out to these two individuals was less than $0.1 million.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS
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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          In this quarterly report, all references to “us”, “our” and “our company” refer to PeopleSupport, Inc. and its subsidiaries.
          The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes, which appear elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below in “—Risk Factors” and elsewhere in this report.
Overview
          We provide business process outsourcing, or “BPO”, services from our facilities in the Philippines. We provide customer management services for clients who wish to outsource this function. As of September 30, 2005, we serviced 31 clients in a variety of industries. Our three largest customer management service clients during the period covered by this report collectively accounted for approximately 61% of our revenues for the three and nine months ended September 30, 2005. Expedia, our largest client, and EarthLink, our second largest client, together accounted for approximately 47% of our revenues for the three and nine months ended September 30, 2005.
          In fiscal 2003, we began providing accounts receivable management services for past due receivables collections, consisting of collections of defaulted accounts that our clients had previously written-off of their books, and accounts that were in default, but have not yet been written-off by our clients. We continue to focus our accounts receivable management services on collections of defaulted consumer receivables that have been written-off by our clients. We also perform early-stage accounts receivable collection services, which is focused on collections of at-risk customers accounts receivables in default, but not written-off by our clients.
          Sources of Revenues
     For the three and nine months ended September 30, 2005, we derived substantially all of our revenues from customer management fees, which include:
•	Time-delineated or session based fees, which principally include hourly or per minute charges and charges per interaction, as well as related training fees. All time-delineated and session based fees are separately priced and negotiated on an individual, client basis; and

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS
•	Implementation fees, which principally include revenues associated with the installation and integration of new clients into our telecommunications, information technology and or client reporting structures.
     Substantially all of our revenues consisted of time-delineated or session based fees. Less than 5% of our revenues for the three and nine months ended September 30, 2005 was comprised of implementation and training fees. For the nine months ended September 30, 2005, substantially all of our revenues were derived from U.S.-based clients.
          Key Expense Categories
     Cost of revenues. Cost of revenues consists primarily of salaries, payroll taxes and the costs of employee benefits of our professionals in the Philippines. Also included in cost of revenues are costs of (i) telecommunications, information technology, rent, facilities and customer management support related to our operational outsourcing and data centers and (ii) consulting services related to our customer management consulting group located in the United States. Cost of revenues exclude depreciation of assets used in the production of revenues.
     Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including salaries, sales commissions, outside professional services, information technology costs, travel, marketing programs ,costs associated with Sarbanes-Oxley 404 compliance and other corporate expenses. Selling, general and administrative expenses increased in the three and nine months ended September 30, 2005 as compared with the three and nine months ended September 30, 2004. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs to support the growth of our business and operations.
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
Revenues and Deferred Revenue Recognition
          We recognize revenues pursuant to Securities and Exchange Commission (“SEC”) Accounting Bulletin No. 104, “Revenue Recognition” or SAB 104. SAB 104 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.
          We generally recognize our revenues from services as those services are performed under a signed contract, including but not limited to:
•	Customer management fees — as services are performed;

•	Implementation fees — ratably over the life of a contract; and,

•	Commission revenues for contingent accounts receivable management contracts — upon receipt of collected funds.
     Due to the Company’s limited experience in assessing its collection trends for purchased accounts receivable portfolios, the Company recognizes such revenue to the extent of cash collected in excess of the portfolio’s purchase price. The Company will periodically assesses the collections experience trend curve to determine if a change in revenue recognition treatment is appropriate.
     Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of December 31, 2004 and September 30, 2005, our balance sheets reflect $1.9 million and $3.4 million in deferred revenues, respectively.
Accounting for Stock-Based Awards

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS
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
          During the nine months ended September 30, 2004 and 2005, non-cash stock-based compensation expense included in the consolidated statement of operations amounted to $1,367 and $675, respectively and was recorded in cost of revenues and selling, general and administrative as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Cost of revenues	$145	$66	$444	$215
Selling, general & administrative	312	145	923	460

	$457	$211	$1,367	$675

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
Accounting for Income Taxes
          We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. This method involves the assessment of our net operating loss carryforwards, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets, consisting primarily of our net operating loss carryforwards, will be realized or recovered from future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. During the three and nine months ended September 30, 2005, management reassessed the realizability of its net deferred tax assets. Based upon positive factors such as our financial performance to date and expectations for continued positive future results, management determined that it was more likely than not that we would continue to generate taxable income from our operations and be able to realize certain tax benefits arising from the use of our net operating loss carryforwards. Accordingly, we recognized a net income tax benefit of approximately $2.6 million and $2.5 million in our results from operations during the three and nine months ended September 30, 2005, respectively, as a result of reducing our valuation allowance by $3.2 million and $4.3 million, respectively, and utilizing a portion of our net operating loss carryforwards during these periods. At September 30, 2005, the balance of our valuation allowance reserved for certain federal and state net operating loss carryforwards was approximately $12.5 million.
Long-lived Asset Impairment
          Fixed assets are reviewed for impairment as events or changes in circumstances occur indicating that carrying amounts may

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	100%	100%	100%	100%
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	55	58	54	57
Management incentive plan – cost of revenues	—	—	—	—
Selling, general, and administrative (exclusive of management incentive plan expense shown below)	19	19	21	20
Management incentive plan — selling, general, and administrative	—	—	—	—
Depreciation and amortization	9	7	9	7
Restructuring charges	—	—	—	—

Income from operations	17	16	16	16
Interest income	—	2	—	2
Other expense (income)	—	—	—	—

Income before provision for income taxes	17	18	16	18
Provision for income taxes	1	(16)	1	(5)

Net income	16%	34%	16%	23%

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
Revenues
          Our revenues increased by $4.4 million, or 37%, from $11.9 million for the three months ended September 30, 2004 to $16.3 million for the three months ended September 30, 2005. This increase was primarily attributable to an increase of $3.7 million in customer management fees associated with higher volumes of services to our clients in the financial, telecommunications and technology industries. The remaining $0.7 million increase was primarily due to increases in collections services provided to accounts receivable management clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for our services.
Cost of Revenues
          Our cost of revenues increased by $2.9 million, or 44%, from $6.6 million for the three months ended September 30, 2004 to $9.5 million for the three months ended September 30, 2005. The increase was primarily attributable to increased costs of approximately $2.5 million (or 15% of revenue) associated with the expansion of our outsourcing operations in the Philippines and an increase in the number of customer management professionals, $0.4 million increase in rental and occupancy costs (or 3% of revenue) in the Philippines associated with the June 2005 migration to the PeopleSupport Center and $0.1 million (or 1% of revenue) of expense related to amortization of the management incentive plan, partially offset by a decrease of $0.2 million (or 1% of revenue) of stock-based compensation expense. We anticipate that operational and costs related to the PeopleSupport Center will continue to increase in quarters when we expand our operations and increase the volume of customer management services we provide. We believe this trend of expansion will continue due to increased demand for our outsourced services by our existing clients, and our ability to attract new clients. These factors also caused cost of revenues, as a percentage of revenues, to increase slightly from 55% for the three months ended September 30, 2004 to 58% for the three months ended September 30, 2005.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS
Selling, General and Administrative
          Selling, general and administrative (SG&A) expenses increased by $0.9 million, or 39%, from $2.3 million for the three months ended September 30, 2004, to $3.2 million for the three months ended September 30, 2005. The increase is primarily attributable to $0.7 million (or 4% of revenue) related to public company costs, which include but are not limited to outside professional fees, Sarbanes-Oxley 404 compliance costs and increased insurance premiums, $0.3 million (or 1% of revenue) of value added tax in the Philippines and increase in the allowance for doubtful accounts, partially offset by a decrease of $0.2 million (or 1% of revenue) of stock-based compensation expense. As a percentage of revenue, SG&A expense remained flat at 19% for the three months ended September 30, 2004 and 2005.
Provision/Benefit for Income Taxes
          In the quarter ended September 30, 2005, we recognized a net income tax benefit of approximately $2.6 million (or 16% of revenue) in our results from operations as a result of reducing our valuation allowance by $3.2 million and utilizing a portion of our net operating loss carryforwards during the period. Management determined that it was more likely than not that we would continue to generate taxable income from our operations and be able to realize certain tax benefits arising from the use of our net operating loss carryforwards in the near future, which was primarily based upon positive factors such as our financial performance to date and expectations for continued positive future results. At September 30, 2005, the balance of our valuation allowance, reserved for certain federal and state net operating loss carryforwards, was approximately $12.5 million.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
Revenues
          Our revenues increased by $13.2 million, or 41%, from $31.9 million for the nine months ended September 30, 2004 to $45.1 million for the nine months ended September 30, 2005. This increase was primarily attributable to an increase of $11.5 million in customer management fees associated with a higher volume of services to existing clients in the financial, telecommunications and technology industries. The remaining $1.7 million increase was primarily due to increases in collections services provided to accounts receivable management clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for our services.
Cost of Revenues
          Our cost of revenues increased by $8.6 million, or 50%, from $17.2 million for the nine months ended September 30, 2004 to $25.8 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased costs of approximately $8.0 million (or 18% of revenue) associated with the expansion of our outsourcing operations in the Philippines and an increase in the number of customer management professionals, $0.7 million increase in rental and occupancy costs (or 2% of revenue) in the Philippines associated with the June 2005 migration to the PeopleSupport Center, $0.3 million (or 1% of revenue) of expense related to amortization of the management incentive plan, partially offset by a decrease of $0.2 million of stock-based compensation expense. We anticipate that operational and costs related to the PeopleSupport Center will increase in future quarters as we continue to expand our operations and increase the volume of customer management services we provide. We believe this trend of expansion will continue due to increased demand for our outsourced services by our existing clients, and our ability to attract new clients. These factors also caused cost of revenues, as a percentage of revenues, to increase from 54% for the nine months ended September 30, 2004 to 57% for the nine months ended September 30, 2005.
Selling, General and Administrative
          Selling, general and administrative (SG&A) expenses increased by $2.3 million, or 34%, from $6.7 million for the nine months ended September 30, 2004, to $9.0 million for the nine months ended September 30, 2005. The increase is primarily attributable to $1.8 million (or 4% of revenue) related to public company costs, which include but are not limited to outside professional fees, Sarbanes-Oxley 404 compliance costs and increased insurance premiums, $0.7 million (or 2% of revenue) related to salaries and wages, $0.2 million (or 1% of revenue) of value added tax in the Philippines, partially offset by a decrease of $0.5 million of stock-based compensation expense. As a percentage of revenues, SG&A expense decreased from 21% for the nine months ended September 30, 2004 to 20% for the nine months ended September 30, 2005.
Provision/Benefit for Income Taxes

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS
          During the nine months ended September 30, 2005, we recognized a net income tax benefit of approximately $2.5 million (or 16% of revenue) in our results from operations as a result of reducing our valuation allowance by $4.3 million and utilizing a portion of our net operating loss carryforwards during the period. Management determined that it was more likely than not that we would continue to generate taxable income from our operations and be able to realize certain tax benefits arising from the use of our net operating loss carryforwards in the near future, which was primarily based upon positive factors such as our financial performance to date and expectations for continued positive future results. At September 30, 2005, the balance of our valuation allowance, reserved for certain federal and state net operating loss carryforwards, was approximately $12.5 million.
Liquidity and Capital Resources
          We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of September 30, 2005, we have working capital of $52.2 million, including cash and cash equivalents totaling $27.8 million, marketable securities of $22.9 million and accounts receivable, net of allowances, of $6.9 million.
Operating Activities
          Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2004, which was greater than our net income of $5.1 million for the same period. The difference is primarily due to $2.9 million of depreciation and amortization, $1.4 million of non-cash stock-based compensation expense, and an aggregate change in operating assets and liabilities of $2.1 million. Net cash provided by operating activities was $14.3 million for the nine months ended September 30, 2005, which was greater than our net income of $10.5 million for the same period. The difference is primarily due to $3.3 million of depreciation and amortization, $2.6 million of deferred income taxes, $0.6 million of non-cash stock-based compensation expense, $0.3 million of deferred compensation cost amortization, $0.1 million reduction to provision for doubtful accounts and an aggregate change in operating assets and liabilities of approximately $2.3 million.
Investing Activities
          Net cash used in investing activities during the nine months ended September 30, 2004 and 2005 was $6.0 million and $28.3 million, respectively. During the nine months ended September 30, 2004 we incurred $6.7 million of capital expenditures associated with the expansion of the Philippine operations which was offset by $0.5 million of receivable portfolio collections. Cash used in investing activities for the nine months ended September 30, 2005 was primarily comprised of $28.6 million related to the purchase of marketable securities and $5.8 million of capital expenditures largely associated with the continuing expansion of our Philippine operating facilities, offset by $5.6 million of proceeds received from maturities of a portion of our marketable securities. Marketable securities currently consist of AAA-rated U.S. agency securities and municipal bonds.
          Our capital expenditures during the nine months ended September 30, 2005 were approximately $5.8 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure. In the second quarter of 2005, we moved into a built-to-suit leased data and outsourcing center in Manila, Philippines (the PeopleSupport Center). We have built out approximately 60% of the PeopleSupport Center’s total production capacity for use in 2005 and intend to build out the remaining portion in late 2005 and in 2006. During the nine months ended September 30, 2005, build-out costs associated with this facility (both paid and unpaid) were approximately $5.9 million for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures.
Financing Activities
          Net cash used in financing activities during the nine months ended September 30, 2004 was $2.4 million and net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2005. Net cash used in financing activities for the nine months ended September 30, 2004 was comprised of $1.2 million of public offering costs and the $1.3 million repurchase

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS
of common stock from one of our founders, offset by $0.2 million of proceeds from the exercise of stock options and warrants. Net cash provided by financing activities for the nine months ended September 30, 2005 was comprised of $0.2 million of proceeds from the exercise of stock options.
          Based on our current level of operations, we expect that our cash flow from operations, together with the proceeds of the current working capital and cash, cash equivalents and marketable securities, will be adequate to meet our anticipated cash needs at least through 2006. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely incur debt or sell additional equity, in addition to using current working capital to finance those acquisitions.
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
          As a result of not having registered our securities under Section 12 and not having filed reports under Section 13(a) of the Exchange Act, beginning in 2003, grants of certain options under our 1998 plan between January 1, 2003 through April 28, 2004 may not have been exempt from registration or qualification under federal and state securities laws, and we did not obtain any required registration or qualification. In order to comply with California securities law, we made a rescission offer to the U.S. holders of these options. Before the completion of its initial public offering, we applied to the California Department of Corporations for approval of the terms of the repurchase offer. By order dated October 28, 2004, the California Department of Corporations approved our repurchase application as to form pursuant to section 25507(b) of the California Corporations Code. We issued shares upon exercise of certain of these options granted between January 1, 2003 through April 28, 2004. We were subsequently approved for expanded approval to repurchase both options and the shares issued upon exercise of options. In connection with our repurchase of options and shares, we also filed a registration statement on Form S-1 with the Securities and Exchange Commission on September 20, 2005. Pursuant to the terms of our previously approved repurchase application, we offered to repurchase the options from certain employees at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. We offered to repurchase shares issued upon exercise of options at the full exercise price paid for the shares, plus interest at an annual rate of 7% from the date of exercise of the underlying options. Under these terms, we are required to pay less than $0.1 million plus statutory interest at an annual rate of 7% if all persons entitled to have their shares and options repurchased elect to do so. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject our offer to repurchase the options, we may continue to be liable under federal and state securities laws. We do not believe that this rescission offer has or will have a material effect on our results of operations, cash flows or financial positions at September 30, 2005. The original terms of this rescission offer expired on October 24, 2005. Two individuals accepted offers to repurchase options subject to this rescission. The aggregate amount paid-out to these two individuals was less than $0.1 million.
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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS
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
          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS No. 153 in the current quarter and it does not have a material impact on our results of operations or financial condition.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets is accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.
          On October 6, 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FAS 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As prescribed, companies would be required to apply

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
the guidance in FAS 13-1 to the first reporting period beginning after December 15, 2005, with early adoption permitted for interim periods not yet issued. The Company elected to early adopt FAS 13-1 in the quarter ended September 30, 2005. The impact of early adopting FAS 13-1 increased rent expense associated with the PeopleSupport Center, which is recorded in cost of revenues, by approximately $0.2 million during the quarter and nine months ended September 30, 2005.
RISK FACTORS
Risks Related to Our Business
Our revenues are highly dependent on three major clients that collectively accounted for 61% of our revenues in the first nine months of 2005, and any loss of business from our major clients would reduce our revenues and seriously harm us.
     In recent years, we have generated, and expect that at least for the near term we will continue to generate, almost all of our revenues from a limited number of clients. Expedia, EarthLink and ConsumerInfo.com were our largest clients in the first three and nine months of 2005 and accounted for 60% and 61% of our revenues for the three and nine months ended September 30, 2005. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 47% of our revenues for the three and nine months ended September 30, 2005. Our contract with Expedia expires in May 2007. Our contract with EarthLink expires in January 2007, but will automatically renew each year for a one year period unless terminated by EarthLink or us prior to the end of the term. Our contract with ConsumerInfo.com expires in July 2006, but will automatically renew each year for a one year period unless terminated by ConsumerInfo.com or us prior to the end of the term. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us.
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
     Some of our major clients are concentrated in the travel and hospitality, technology and telecommunications industries. Our business and growth largely depends on continued demand for our services from clients in these industries and other industries we may target in the future and on trends in these industries to purchase outsourced business process services. A downturn in any of our targeted industries, particularly the travel and hospitality, technology and telecom industries, or a slowdown or reversal of the trend in any of these industries to outsource business processes could result in a decrease in the demand for our services. Rapid change in and competition between technology clients, particularly Internet service providers, could result in a decrease in demand for our services within the technology industry.

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
     We did not become profitable until 2003 and incurred significant losses in each of the five fiscal years through 2002. This was mainly the result of excess capacity and high costs of our former U.S. outsourcing centers. We found it necessary to restructure our operations and move to the Philippines in order to become profitable. We may incur significant operating losses in the future. As a result of our operating losses, we had an accumulated deficit of $42.5 million at September 30, 2005. We expect our marketing, sales and other operating expenses to increase in the future as we seek to expand our business. If our revenues do not grow at a faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses.

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
     The loss of the services of Lance Rosenzweig, our Chief Executive Officer; Caroline Rook, our Chief Financial Officer; Rainerio Borja, our President of PeopleSupport (Philippines); or Parham Farahnik, our Senior Vice President of Global Sales and Marketing, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals. Our executive officers are “at-will” employees who are not subject to employment agreements providing for any specified term of employment. We do not have “key man” insurance, nor are our U.S.-based executive officers subject to non-compete restrictions.
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
     We intend to use our U.S. net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on our analysis, which includes assumptions regarding the respective values of classes of our stock, we do not believe our net operating losses are currently subject to Section 382 limitations and will not become subject to such limitations solely as a result of our initial public offering. However, no assurance can be given that future events (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stocks or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) will not trigger Section 382 limitations and, as a result, adversely affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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
     We believe that our existing cash, and cash equivalents and marketable securities will be sufficient to support our anticipated cash needs at least through 2006. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
     As a result of our failure to file the reports, grants of certain options under our 1998 stock plan between January 1, 2003 and April 28, 2004 may not have been exempt from registration or qualification under federal and state securities laws, and we did not obtain any required registration or qualification. To address this matter, we recently made a rescission offer to holders of these options and shares issued upon the exercise of certain of these options. Under the rescission offer, we offered to repurchase the outstanding options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date. We offered to repurchase the shares at the full exercise price we received for the shares plus interest at an annual rate of 7% from the date of exercise. Federal securities laws do not expressly provide that a repurchase offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject our offer to repurchase the options and shares, we may continue to be liable under federal securities laws.
     In addition, our failure to file required Exchange Act reports could conceivably give rise to potential claims by present or former stockholders based on the theory that such holders were harmed by the absence of such public reports. If any such claim is asserted, we could incur expenses and divert management’s attention in defending them, even if we have no liability.
     The original terms of the rescission offer expired on October 24, 2005. Two individuals accepted offers to repurchase options subject to this rescission. The aggregate amount paid out to these two individuals was less than $0.1 million.
Risks Related to Doing Business in the Philippines
Currency fluctuations in the Philippine peso relative to the U.S. dollar could increase our expenses.
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
The Philippines may experience economic instability, which could increase our costs and harm our business
     The Philippines continues to experience low growth in its gross domestic product, significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create economic instability that could harm businesses operating in the Philippines. In addition, the Philippines continues to experience periods of civil and political unrest. Recently, government opposition leaders filed an impeachment complaint against President Gloria Macapagal Arroyo on charges of

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
electoral fraud, corruption and betrayal of public trust in relation to the 2004 presidential election that kept her in power, which complaint was dismissed by the Justice Committee of the House of Representatives. Government officials are also debating the possibility of switching from a constitutional government to a European-style parliamentary system. The impact of these developments on offshore companies is uncertain at this time and could result in adverse changes to tax, regulatory and other legal requirements. Political instability and adverse changes in the political environment in the Philippines could increase our operating costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.
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
     Before our initial public offering, our common stock was not traded in a public market. Since the completion of our initial public offering, our stock price has been and may continue to be volatile. We cannot predict the extent to which the trading market will continue to develop or how liquid that market might become. Prices for our common stock could be influenced by a variety of factors, including the depth and liquidity of the market for our common stock, investor perception of us, our business and our industry, the consumer credit and outsourcing industries, and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this report. In addition, the stock market in general and the Nasdaq National Market have experienced extreme price and volume fluctuations. Trading prices and valuations may not be sustainable. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, following periods of volatility in the overall market and a decline in the market price of a company’s stock, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
If securities or industry analysts cease to publish research or reports about our business or if they change negatively their recommendations regarding our stock, our stock price and trading volume could decline.
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
     Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At September 30, 2005, 18,241,342 shares of common stock were outstanding and 1,146,470 shares were to be issued upon the exercise of outstanding warrants and options. The shares sold in our initial public offering are freely transferable without restriction or additional registration under the U.S. Securities Act of 1933, as amended, or the Securities Act. The remaining shares of common stock outstanding after our initial public offering are available for sale, subject to volume and other restrictions as applicable under Rules 144 and 701 under the Securities Act. We also may be required to issue additional shares upon the exercise of previously granted options or warrants that are currently outstanding.
     Increased future sales of our common stock could exert significant downward pressure on our stock price. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.
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
     Our directors, executive officers and their affiliated entities beneficially own approximately 8.36% of our outstanding common stock. These stockholders, if they were to act together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the nine months ended September 30, 2004 and 2005, approximately 61% and 67%, respectively, of our expenses were generated in the Philippines. We derive all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our overseas operation by approximately $2.3 million for the nine months ended September 30, 2005, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $2.3 million for the nine months ended September 30, 2005. Expenses relating to our operations outside the United States increased in the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004 due to increased costs associated with higher revenue generation and customer management services, partially offset by the increase in the value of the U.S. dollar relative to the Philippine peso.
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
Interest Rate Sensitivity
          We had cash and cash equivalents totaling $27.8 million and marketable securities totaling $22.9 million at September 30, 2005. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. Cash, cash equivalents and marketable securities are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. Declines in interest rates would impact the carrying value of our cash equivalents and available for sale marketable securities as well as reduce future investment income. A 1% change in short term rates would have changed the carrying value of our cash equivalents and marketable securities by $0.2 million as of September 30, 2005 and would have changed our interest income for the nine months ended September 30, 2005 by less than $0.1 million. The interest income from these funds will be subject to fluctuations due to changes in interest rates.
Inflation Rate Sensitivity
          For the nine months ended September 30, 2004 and 2005, approximately 61% and 67%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the nine months ended September 30, 2005, inflation averaged 7.9%. We anticipate this inflation trend to continue in 2005. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast growing population, high unemployment 9.1% for the nine months ended September 30, 2005 and a high number of college graduates a year entering a market that cannot absorb all of them. A reversal of this trend, increased wage pressure due to increased competition as the BPO industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds, as discussed above.
ITEM 4. Controls and Procedures
          (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
          In conjunction with finalizing our financial statements covered by this report, we determined that we had a control deficiency related to period-end accounting of our income tax provision, including a deficiency in the internal control documentation used to support our assessment of the realizability of our deferred tax assets and recognition of income tax expense and benefits. There were no financial adjustments made to the net income tax benefits reported during the three and nine months ended September 30, 2005 as a result of this. However, as a result of the foregoing control deficiency, we are unable to conclude that we maintained effective disclosure controls and procedures as of the end of the period covered by this report.
          We have subsequently taken steps that we believe are necessary to improve our internal controls relating to the periodic calculation and review of our net income tax provision to remediate these controls. While significant progress has been made in the remediation of these controls, the controls have not yet operated for a sufficient period of time to allow us to complete the required testing to conclude that they are designed and operating effectively for purposes of management’s year-end assessment of internal control over financial reporting. However, based on the status of the remediation of the controls as discussed above, our Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures are now effective, and that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
           (b) Changes in internal control over financial reporting. Other than the changes related to the tax accounting processes, procedures and controls, as discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          In addition to the remediation procedures we discuss above, we intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting are effective, as adjusted to address the periodic valuation of our deferred tax assets, future events affecting our business may cause us to further modify these controls and procedures in the future.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          During the three months ended September 30, 2005, there were no matters submitted to a vote of security holders.
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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on November 4, 2005

PeopleSupport, Inc.
By:	/s/ Caroline Rook

Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)