Form 10-K
period 2005-12-31
PeopleSupport, Inc.
filed 2006-03-16
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed fourth quarter was $155,421,056.

As of March 10, 2006, 18,469,381 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PeopleSupport, Inc. and Subsidiaries

FORM 10-K
For the Fiscal Year Ended December 31, 2005

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

All references to “we,” “our,” and “us” in this Annual Report on Form 10-K refer to PeopleSupport, Inc., and its subsidiaries.

Overview

We provide business process outsourcing, or BPO, services primarily from our facilities in the Philippines. Based on the size of our workforce, we believe we are one of the largest providers of outsourced services in the Philippines. As of the date of this filing, our Philippine based client service staff consists of approximately 5,000 college educated, fluent English speaking personnel. From our Philippine facilities, we provide customer management services for clients who wish to outsource this function to a high quality, lower cost provider. We currently service 35-40 primarily U.S.-based customer management and accounts receivable management clients in a variety of industries, including travel and hospitality, technology, telecommunications, retail, consumer products and financial services. We primarily provide inbound customer management services, which includes handling calls and e-mails from our clients’ customers to order goods and services, make and change travel reservations, address billing questions, submit warranty claims and obtain technical support. We manage over four million customer communications per month, including inbound calls, e-mails, and web chats. Our three largest clients in 2005 were Expedia, EarthLink and ConsumerInfo.com, which accounted for 59% of our 2005 revenues. In 2004, the same clients comprised 69% of our revenues. Expedia and EarthLink, our two largest clients, accounted for 47% for our 2005 revenue and 57% of our 2004 revenues. In 2003, our largest clients were Expedia, Network Solutions and EarthLink which accounted for 88% of our 2003 revenues.

In July 2003, we began providing accounts receivable management services in which we use specially trained Philippine personnel to collect overdue consumer receivables from U.S. debtors. In January 2006, we began providing transcription and captioning services from the Philippines and United States through the acquisition of Rapidtext, Inc. and its subsidiary, The Transcription Company. In 2006, we also decided to launch bilingual English/Spanish operations in Costa Rica.

Our revenues and net income for the year ended December 31, 2005 were $62.1 million and $22.8 million, respectively, as compared with revenues of $44.5 million and net income of $8.3 million for the year ended December 31, 2004. Included in net income for the years ending December 31, 2004 and 2005 were net income tax benefits of $6.9 million and $12.1 million, respectively. Substantially all of our revenues in 2005 and 2004 were derived from our customer management business. For the year ending December 31, 2005, less than four percent of revenue was derived from our accounts receivable management business. At December 31, 2005 we had an accumulated deficit of $30.2 million as a result of net losses in prior years.

We have developed an integrated offshore platform that includes three outsourcing centers and two data centers in the Philippines, as well as two outsourcing centers and two data centers in the United States. Through our operations in the Philippines, we believe we provide significant value to our clients by offering high quality services at a substantially lower cost than services provided by U.S. outsourcing centers. We believe the Philippines offers significant cultural and language advantages over other offshore outsourcing locations such as India. The Philippines has the third largest English-speaking population in the world and has long-standing ties to the United States. It has modeled many of its government, banking, accounting and education systems after the United States. The Philippines has a large pool of skilled college graduates who are attuned to U.S. culture and speak fluent English with minimal accents. In 2005, we received 115,000 applications for employment and added approximately 600 net new employees to our workforce in the Philippines. The Philippine BPO services market is relatively new and we believe that our early leadership position will provide us with an opportunity for continued growth.

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

We focus on developing long-term strategic outsourcing relationships with clients that have complex customer management requirements. We work closely with our clients to enhance customer satisfaction by jointly developing outsourcing solutions that meet our clients’ unique business needs. These solutions often require extensive customized training and technical integration with our clients, which we believe will foster long-term client relationships. In addition to customer service, our training emphasizes revenue generation for our clients by encouraging customers to purchase higher value, additional or complementary products or services offered by our clients, which we believe distinguishes us from many of our competitors. We seek to develop particular expertise in our client’s industries; for example, we believe we are the only off shore BPO company accredited by IATA, International Air Transport Association, which provides us special travel and hospitality expertise as well as attractive recruiting and retention advantages for employee travel.

In addition to growing our customer management, transcription, captioning and accounts receivable management businesses, we are exploring opportunities to offer other outsourced services, specifically those that can be offered during Philippine nighttime hours (U.S. daytime) in order to improve our seat utilization and operating efficiency. These services may include BPO functions such as credit application processing, document processing, systems maintenance and other areas of travel, finance and accounting.. We have been in discussions with our clients to assess their demand for these types of back office services, and we are also considering acquisitions of other companies as a way of entering or expanding into these markets. To provide additional BPO services we may need to hire additional personnel with other skills and qualifications, and may be required to acquire or develop additional applications and systems necessary to deliver such services.

Corporate Background and History

We were incorporated in 1998 under Delaware law. We began providing outsourced customer management services in 1998 from our outsourcing center location in Los Angeles. In an effort to reduce operating costs and gain a competitive advantage, in 2000 and 2001, we restructured our business by relocating our outsourcing operations first to St. Louis, Missouri and then to the Philippines. In connection with our relocation to the Philippines, in 2000, we purchased the assets of a Philippine-based outsourcing company and formed PeopleSupport (Philippines), Inc., to function as our operating subsidiary in the Philippines. The restructuring of our operations resulted in significant cost savings due to reductions in labor and lease expenses. We benefited from substantially lower wage rates in the

Philippines and gained access to a large pool of skilled, college educated, English speaking professionals. We also benefited from abundant and cost-effective telecommunications capacity linking the Philippines with our data centers in the United States. As the demand for our offshore outsourced services grew, we expanded our outsourcing operations in the Philippines. We currently maintain three outsourcing facilities and, as of the date of this filing, employ approximately 5,000 personnel in the Philippines. In 2003, we completed the migration of our outsourcing operations in the Philippines and closed our facility in St. Louis.

In July 2003, we began providing accounts receivable management services. We provide these services through our wholly-owned operating subsidiary, STC Solutions, Inc., which is a Delaware corporation formed in October 2002. In May 2003, we formed ProArm Management, Inc., a wholly-owned operating subsidiary, and Delaware corporation, to engage in the business of acquiring debt portfolios on an opportunistic basis. Through December 31, 2003, we had expended approximately $0.7 million to purchase debt portfolios. We did not purchase any debt portfolios in either 2004 or 2005, and we do not expect these activities to constitute a material portion of our business going forward.

In January 2006, we began providing transcription and captioning services through our acquisition of Rapidtext, Inc. and its subsidiary, The Transcription Company. We service hundreds of transcription and captioning customers in the insurance, law enforcement, entertainment, healthcare and education markets. We provide these services through our operations in the U.S. and the Philippines, and through a network of independent contractors.

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

The BPO market includes several functionally-oriented submarkets, such as customer management, accounts receivable management, transcription and captioning services, processing services, human resources, procurement, logistics, finance and accounting, sales and marketing, engineering, facilities management and training. Demand for business process outsourcing services has experienced strong growth in recent years.

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

We believe the factors that influence companies to outsource customer management services include:

•	significant cost benefits;

•	best practices in leveraging learned experiences across multiple clients in an efficient and effective manner;

•	the importance of professionally managed customer communications to retain and grow customer relationships;

•	the ability to free available resources and management to focus on developing core products and services;

•	the avoidance of increasing capital requirements of the sophisticated communications technology needed to provide timely technical support and customer care; and

•	extensive and ongoing staff training and associated costs required for maintaining in-house technical support and customer care solutions.

We expect the market for outsourced customer management services to benefit as corporations continue to shift business processes from internal operations to outsourced partners.

Trend Toward Offshore Delivery of BPO Services

We believe that, to attain high quality BPO services at a lower cost, many companies are moving selected front and back office processes to providers with offshore delivery capabilities. In recent years, fiber optic telecommunications facilities have become widely available at affordable rates. At the same time, we believe offshore providers have become more accepted by businesses and continue to grow in recognition and sophistication. As a result, a large number of BPO services companies have established offshore operations or operate exclusively offshore. Potential clients, in requests for proposals, frequently require significant detail about offshore delivery capabilities.

India currently accounts for the largest share of the offshore BPO market. However, offshore capacity is expanding beyond India to countries such as the Philippines, Costa Rica, China and Russia. We believe the Philippines is emerging as an attractive alternative to India as a destination for offshore outsourcing services, particularly in BPO services that require complex voice interaction in English.

Our Competitive Strengths

We believe our competitive strengths have allowed us to successfully create a sustainable and scalable position as a leading offshore customer management services provider.

Philippine-Based Delivery Model

The Philippines is an attractive and growing market for offshore business process outsourcing services and, as an early entrant, we have successfully established ourselves as one of the market leaders. With the third largest English speaking population in the world, the Philippines has a large pool of skilled, college educated professionals who speak fluent American English with minimal accents. Many Filipinos are familiar with Western business practices and have an affinity for U.S. culture, which we believe offers a particular advantage in interacting with U.S. consumers and processing U.S. business transactions. In addition, the Philippines has a well-developed telecommunications and utility infrastructure and an attractive business environment for BPO companies. We have direct fiber optic lines to all of our locations in the Philippines, and the Philippine government has encouraged foreign investment and provided significant assistance to the BPO industry through the abatement of corporate income taxes, changes to the country’s educational curriculum and relaxation of certain regulatory restrictions. The personnel and infrastructure available in the Philippines enables us to provide outsourcing services at a substantially lower cost than U.S. outsourcing providers and, we believe, at generally comparable or superior quality levels. We believe our English speaking workforce enables us to provide consistently high quality outsourcing services at costs generally comparable to other offshore locations and substantially lower than the United States.

Strong Industry Expertise

We have developed substantial expertise in several industries that have a high demand for complex customer management services, such as travel and hospitality, technology, telecommunications, retail and financial services. This industry focus allows us to acquire a thorough understanding of our clients’ business issues and customer needs. This approach enables us to provide customized, high quality customer management services in these industries quickly and efficiently. It also helps us leverage our relationship with our clients, and to become experts in processes other than customer management, such as back office processes.

Collaborative Client Relationships

We collaborate with each client to understand its outsourcing needs and jointly create solutions. We work closely with our clients to train our professionals so that they have extensive knowledge of our clients’ products and services. Our major clients visit our facilities in the Philippines to participate directly in the training of our professionals. Our clients also invest resources to integrate their processes and technologies with ours to make our services transparent to their customers and provide reciprocal access to data and reports. We believe our close training and systems integration with our clients will foster long-term strategic relationships.

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

Attractive Employment Culture

We believe we have established a corporate culture that enables us to attract and retain talented professionals. We have developed an extensive recruiting network to attract high quality talent, primarily from universities, throughout the Philippines. Our reputation allows us to attract high quality candidates and be highly selective in our recruiting. We also offer a broad range of programs for enhancing employee retention and encouraging career development, including creating rewards and recognition for performance, stressing professional development through continuing education and our management trainee program, offering attractive compensation and comprehensive benefits packages and encouraging open communication between employees and management. In 2005, we achieved an annual voluntary turnover rate after a six- month probationary period of approximately 20%, which reflects the percentage of our total workforce that left during 2005 on a voluntary basis after completing their six month probationary period. Our total turnover rate was higher as it includes involuntary turnover. Although our turnover increased in 2005 from 2004, we continue to believe that our employee retention enables us to retain valuable institutional knowledge, grow and nurture a strong base of managers and provide tangible benefits to our clients, such as employee continuity and consistent quality.

Our Growth Strategy

In order to build on our position as a leading offshore business process outsourcing services provider, we are focusing on the following strategies.

Continue to Attract Additional Large Customer Management and Accounts Receivable Management Services Clients

We have established strong relationships with our major clients and believe we have developed a reputation as a provider of high quality, cost-effective offshore customer management and accounts receivable management services. We plan to build on these relationships and our reputation to attract additional clients with large customer bases and complex customer management needs. We continually identify potential engagements and discuss our services with potential clients. We have developed a highly targeted marketing strategy for future client acquisition involving direct calls, Internet based advertising, trade shows and industry publications. Our client development efforts are expanding from our historical focus on U.S.-based companies to potential clients in other English speaking countries.

Expand Transcription and Captioning Services

In January 2006, we began providing transcription and captioning services through the acquisition of Rapidtext, Inc. and its subsidiary, The Transcription Company. We intend to use our internal marketing and sales team to enhance marketing efforts to new transcription and captioning clients and to improve operating efficiencies by performing certain transcription and captioning services in the Philippines and Costa Rica.

Broaden Service Offerings

We generally seek to enhance our portfolio of services by focusing on client requirements, emerging trends and new technologies that will create the need for additional BPO services. We are exploring opportunities to provide additional BPO services to our clients, which may involve new service offerings we do not currently provide. We believe we can leverage our skilled professionals and use our existing infrastructure to provide additional BPO services including back office functions such as credit application processing, document processing, systems maintenance and other areas of travel, finance and accounting. In particular, we are focusing on services that we can provide during off-peak hours that do not require live customer interaction in order to use our existing infrastructure to provide services during the daytime in the Philippines. We currently provide the majority of our services during Philippine nighttime hours (U.S. daytime hours).

As we provide more of these services form the Philippines we expect to be able to perform the majority of these services during the Philippine daytime hours and leverage our existing infrastructure.

Continue to Attract and Retain Top Professional Talent

Our goal is to attract, develop and retain highly skilled professionals. We intend to continue to use a variety of recruiting methods to attract our high quality workforce through nationwide recruiting, including joint programs with major universities, an employee referral program and regular participation in job fairs. We also have developed and will continue to use programs to enhance employee retention and encourage career development, including offering competitive compensation and comprehensive benefits packages, creating rewards and recognition for performance, and stressing professional development through continuing education and our management trainee program.

Expand to Additional Countries

In 2005, we conducted all of our outsourcing services through our facilities in the Philippines. We believe the Philippines is an attractive offshore BPO services market in which we have a strong competitive position, but we continue to evaluate expansion into new geographic markets. With the acquisition of Rapidtext Inc., and its subsidiary, The Transcription Company, in January 2006, we increased our outsourcing centers to include two small centers in the United States where transcription and captioning work is performed. In February 2006, we decided to expand our operations to Costa Rica, where we see potential to expand our Spanish and bilingual English/Spanish services, and to provide geographic diversification. To launch Costa Rican operations, we entered into a contract with a Fortune 500 company in the U.S. Under this arrangement, we will build and operate outsourcing centers in Costa Rica. While operating these centers, we may use them for other clients as well.

We believe that other regions and countries that have an educated, English speaking workforce at reasonable wage rates, such as parts of other parts of Latin America, Asia, India and Caribbean countries, would be the most likely areas for further geographic diversification of our operations. We believe that our technology and operations platform will allow us to efficiently add new outsourcing centers in multiple locations.

Pursue Selective Strategic Acquisitions

In January 2006, we began providing transcription and captioning services through the acquisition of Rapidtext, Inc. and its subsidiary, The Transcription Company. The acquisition of Rapidtext will enable PeopleSupport to leverage the Company’s existing facilities and infrastructure during off-peak Philippine daytime (U.S. nighttime) hours in a new market.

We believe that pursuing selective acquisitions of BPO services companies could expand our breadth of services, facilitate expansion into new markets and locations and increase our client base. We will evaluate opportunities to add new outsourcing center facilities, new skill sets and additional offshore operations. We will consider acquiring additional complementary BPO businesses or assets, such as companies focused on back office processing services, companies located in new geographic regions, or client contracts of distressed outsourcing companies.

Our Services

We specialize in providing high quality inbound customer management services to companies that seek to enhance customer satisfaction and loyalty and reduce costs. We combine our industry expertise and advanced technology to provide a range of integrated and seamless customer management services. In 2003, we began providing accounts receivable management services, in which we collect overdue receivables on consumer debt. In January 2006, we began providing transcription and captioning services through the acquisition of Rapidtext, Inc. and its subsidiary, The Transcription Company.

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

Transcription and Captioning Services

In January 2006, we began providing transcription and captioning services through the acquisition of Rapidtext, Inc. and its subsidiary, The Transcription Company. Our transcription services entail transcribing analog and digital voice recordings into customized client reports. Our captioning services include both realtime and offline captioning of television and films for the entertainment and education markets. In many cases we use proprietary Rapidtext software to provide these services.

Accounts Receivable Management Services

In 2003, we began offering accounts receivable management services through our wholly-owned subsidiary, STC Solutions, Inc. Our accounts receivable management professionals are trained in collecting consumer receivables for clients in the financial services, telecommunications and utilities industries. We believe our accounts receivable management professionals have the customer interaction skills needed to perform successfully in the debt collection area, which often involves unscripted dialog, negotiations and settlement with debtors. We structure our accounts receivable management services in a variety of ways. We manage receivables that have already been written off by the lender by making outbound calls to recover the debt on a contingency fee basis. We also manage receivables that are in default but have not yet been written off by our clients by charging primarily for time spent making outbound calls to collect outstanding debts in the early stage of collections. Our objective is to achieve a higher collection rate, or “netback,” in relation to overall cost by combining accounts receivable management best practices with the advantage of locating our accounts receivable management professionals in the Philippines. We also assist clients with skip tracing by collecting and researching databases to track debtors that are difficult to locate.

Our Delivery Platform

We have developed and deployed a customized information technology infrastructure to efficiently and securely deliver our services. Our redundant systems reduce the risk of data loss and transmission failure and allow us to quickly scale to meet increased demand. Key components of our infrastructure include the following.

•	“Hub and spoke” architecture. Our data centers located in the United States and the Philippines use a technical infrastructure designed to facilitate rapid expansion and consistency in delivering services to and from any of our outsourcing centers. Our data centers are connected to each other using multiple, redundant communication lines. Our “hub and spoke” operating model allows us to provide consistent and scalable business processes across multiple outsourcing centers. Applications and data are stored at our redundant “hub” in Los Angeles and deployed at our “spokes” in the Philippines. This allows us to quickly and efficiently handle additional volume and services for our new and existing clients and to expand our outsourcing network by establishing new “spokes” virtually anywhere in the world that is accessible by fiber optic networks.

•	Dedicated telecommunications network. We have designed and deployed a secure, dedicated telecommunications system that allows us to securely route multi-channel communications between the United States and our outsourcing centers in the Philippines and, when completed, our outsourcing centers in Costa Rica. Our system, which is redundant and highly scalable, transmits communications traffic with minimal delay and high transmission quality over a private network leased from major telecommunications providers. Our lease agreements with these providers generally provide for annual terms and fixed fees based on the levels of capacity dedicated to our usage. Customer traffic is initially received by our redundant data center in Los Angeles where we apply voice compression technologies and then seamlessly route calls to the optimal location in the Philippines based on our professionals’ skill sets and availability. In most cases, these communications between the United States and the Philippines are indistinguishable from domestic communications between points within the United States and we expect to achieve the same communications clarity at our new centers in Costa Rica.

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

Our Clients

We provide customer management services to companies in a variety of industries, including travel and hospitality, technology, telecommunications, retail, consumer products and financial services. We are focused on developing long-term strategic outsourcing relationships with clients in these industries because of the volume of customer interactions, complexity of services, anticipated growth of their market segments and increasing need for high quality and cost-effective, customer management services. Our clients benefit from our customer management experience, industry expertise, technical infrastructure and trained professionals. By outsourcing their business processes services to us, our clients entrust us with an important aspect of their business.

We provide accounts receivable management services to several collections companies serving a variety of industries.

We provide transcription and captioning services to several large clients and numerous smaller clients in a number of vertical markets, including insurance, entertainment, education, law enforcement and healthcare.

For the year ended December 31, 2005, three clients accounted for more than 10% of our annual revenue. Our three largest clients, Expedia, EarthLink and ConsumerInfo.com, accounted for 59% of our revenues, down from

69% in 2004. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 47% of our revenues for the year ended December 31, 2005, down from 57% in 2004. Each of our three largest customers accounted for over 10% of our revenues for the years ended December 31, 2004 and December 31, 2005. In addition, during 2005 we increased our services for Vonage, a voice-over internet protocol (VoIP) company, and our revenue for this client accounted for more than 10% of our fourth quarter 2005 revenue. Typically, our clients first engage our services on a pilot basis and then expand the engagement by increasing the number of professionals to handle their service needs.

Employees

At December 31, 2005, we had more than 4,200 employees compared to 3,602 employees at December 31, 2004. All of our employees sign confidentiality agreements. In addition, our employees in the Philippines sign employment agreements containing non-compete provisions. We consider our relations with our employees to be good.

Hiring and Recruiting

We recognize that our professionals are critical to the success of our business as a majority of our support and service efforts involve direct interaction with customers. We believe the tenure and productivity of our professionals are directly related. Attracting, hiring, training and retaining our professionals are major areas of focus. Nearly all of our Philippine-based professionals are college educated. We pay our professionals competitive wages and offer a benefits program which includes comprehensive medical, dental and life insurance, meal allowance, overtime pay and paid time off, as well as a variety of employee incentives. Additionally, in a compensation component uncommon for the Philippine labor market, we award stock options to most of our tenured professionals, which are subject to vesting based on continued service. We intend to offer similar benefits to the employees in our Costa Rican centers, once they are operational.

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

The global BPO services companies with whom we compete include offshore BPO companies and U.S.-based outsourcing companies.

•	There are numerous BPO companies based in offshore locations such as India, the Philippines, China, Latin America, the Caribbean, Africa and Eastern Europe. Some of these companies offer services such as data entry, transcription and e-mail response that require minimal customer interaction by voice and therefore reduce the importance of English language skills and U.S. cultural affinity. These companies also may have greater financial, personnel and other resources, longer operating histories, more recognizable brand names and more established client relationships. Most of these companies compete with us primarily on price and are often able to offer lower costs to potential clients. We seek to position ourselves as a service-focused company, with a workforce attuned to U.S. culture and a focus on revenue generation for our clients.

•	We compete with several broad-based domestic outsourcing companies. These companies often have greater financial, personnel and other resources, longer operating histories, more recognizable brand names and more established client relationships. Although many of these companies have established, or are establishing, offshore operations, they generally have a large base of higher cost domestic operations. We position ourselves as a Philippine-based outsourcing provider, with high quality service offerings and a college educated workforce. We also emphasize our significantly lower cost structure and our focus on client revenue generation.

In customer management services, our principal competitors include IBM Global Services, Sykes Enterprises, Convergys Corporation, West Corp. and TeleTech Holdings, each publicly traded U.S. companies, and eTelecare International, ClientLogic and Ambergris Solutions, each of which are privately held. We expect that these outsourcing companies will expand their Philippine operations and that other companies will enter the Philippine outsourcing services market. We anticipate that this will increase the competition for outsourcing center professionals, particularly qualified middle and upper management candidates, and therefore increase the wages we must pay these professionals. In addition, increased outsourcing company activities in the Philippines may lead to price competition and put pressure on us to reduce our prices.

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

Sales and Marketing Support

Our sales and marketing support group is primarily responsible for increasing the awareness of our services in the marketplace and generating meetings with prospective clients through lead generation, sales calls, membership in industry associations, web-based marketing, public relations activity, attendance at trade shows and participation in industry conferences and events. Our sales and marketing support group also maintains contact with industry analysts and tracks competitor and industry information. These efforts allow us to stay abreast of trends in our target vertical industries. We plan to increase our sales and marketing support groups in 2006.

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

Sales directors work with our consulting services group to define the scope, deliverables, assumptions and execution strategies for a proposed client relationship and to build estimates, prepare pricing and margin analysis and finalize the sales proposal. We plan to increase the size and capabilities of our client development team in 2006.

Client Services

After our sales directors have successfully closed an engagement with a new client, an account manager from our client services group is assigned to the client. Sales directors maintain high level client relationships. Account managers are primarily responsible for managing the day-to-day aspects of our client relationships, as well as expanding the existing relationships and assuring client satisfaction. They also develop a strong understanding of our clients’ business models and needs. Account managers work with our clients to identify potential new business opportunities, based on their assessment of the client and trends in their specific industry. Our sales directors and account managers work as a team to understand and communicate our clients’ strategic business needs, align our offerings and services to meet our clients’ long-term objectives and help grow our relationships at multiple levels within our clients’ organizations.

Proprietary Rights

Our principal intellectual property consists of our company logo, the trademarks “PeopleSupport, Inc.”, “The Power of Experience”, “Recovery with Respect” and “Rapidtext” which are registered with the United States Patent and Trademark Office. We do not hold any patents and we do not have any other registered trademarks or copyrights. We do rely on proprietary software, including our “Intellicenter” reporting portal and the know-how of our management. To establish and protect our other intellectual property rights, we rely on common law protection of copyrights, trademarks, and trade secrets, as well as confidentiality agreements used during the course of business. We consider our business processes and implementation methodologies confidential, proprietary information constituting trade secrets. Customers and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment. We have non-compete agreements with our employees in the Philippines.

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

Federal, state and international laws and regulations impose a number of requirements and restrictions on our business. For example, our accounts receivable management services are subject to the Fair Debt Collection Practices Act, which imposes numerous restrictions and obligations on our debt collection practice. Additionally, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within the state. There are state and federal consumer protection laws that apply to our customer management services business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted. State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information, that apply to our business and to our employee’s interactions and communications with others. For example, the Federal Trade Commission’s Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls. Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technology, applies to calls to customers. Many states also have telemarketing laws that may apply to our business, even if the call originates from outside the state. Additionally, some of the laws directed toward credit originators, such as the Truth in Lending Act and the Fair Credit Billing Act, can affect our operations because our receivables were originated through credit transactions. These laws, among others, may give consumers a legal cause of action against us or may limit our ability to recover amounts owed with respect to the receivables.

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

Our transcription business in the medical services area is governed in part by the Health Insurance Portability and Accountability Act (“HIPAA”), a federal law that governs the storage and protection of patient data. The transcriptionists we use to type patient reports are trained in the appropriate handling of patient data as defined under the HIPAA.

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

In addition, you may read and copy any document we file with the SEC at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC web site at http://www.sec.gov.

Item 1A.	Risk Factors

Set forth below, elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-K. You should not construe the following cautionary statements as an exhaustive list.

Risks Related to Our Business

Our revenues are highly dependent on three major clients that collectively accounted for 59% of our revenues in 2005, and any loss of business from our major clients would reduce our revenues and seriously harm us.

In the year ended December 31, 2005, our three largest customers accounted for 59% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

Our revenues are highly dependent on a few industries and any decrease in demand for outsourced services in these industries could reduce our revenues and seriously harm our business.

Our major clients are concentrated in the travel and hospitality, technology and telecommunications industries. Consolidation, a downturn, or a reversal of the trends in any of these industries, particularly the travel and hospitality or Internet service provider industry could result in a decrease in the demand for our services or the cancellation/non-renewal of existing contracts.

We serve markets that are highly competitive and increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition, and future prospects.

We currently face significant competition from both our clients’ and our potential clients’ in-house customer service groups and outsourced business process services. We expect this competition to increase. New competitors may include entrants from the communications, software and data networking industries or entrants from other geographic locations with lower costs than those in which we operate. These companies also may have greater financial, personnel and other resources, longer operating histories, more recognizable brand names and more established client relationships. Most of these companies compete with us primarily on price and are often able to offer lower costs to potential clients.

A reversal of industry trends toward offshore outsourcing due to negative public reaction in the United States.

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

Many of our clients could terminate their relationship with us or significantly reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. The services we provide to a client could be reduced for a multitude of reasons, including moving more customer management functions in-house, moving their business to an affiliated outsourcing provider or to one of our competitors, changing economic factors, internal financial challenges or for political or public relations reasons. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

We often encounter a long sales and implementation cycle requiring significant resource commitments by our clients, which they may be unwilling or unable to make.

The sales and implementation of our customer management service involves significant resource commitments by us and our clients. We generally expend substantial time and money addressing potential clients’ service and operational questions and assessing the feasibility of integrating our systems and processes with theirs. Decisions relating to outsourcing business processes generally involve the evaluation of the service by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may expend significant resources including monetary funds and management resources during the sales cycle. Ultimately the client may not engage our services or may cancel services before we have recovered the resources expended during the sales and implementation cycle, which may range from six to twelve months or longer. Unsuccessful or delayed sales and implementations may negatively impact our revenues and margins.

We have incurred substantial losses in the past and may not be profitable in the future.

We did not become profitable until 2003 and incurred significant losses in each of the five fiscal years through 2002. As a result of our operating losses, we had an accumulated deficit of $30.2 million at December 31, 2005. Further, we expect our marketing, sales and other operating expenses to increase in the future as we seek to expand our business. If our revenues do not grow at a faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses.

We have a limited operating history and our business and future prospects are difficult to evaluate.

We have a limited operating history. We consolidated our operations in the Philippines in 2002 and 2003 and commenced our accounts receivable management services in July 2003. We acquired our transcription and captioning business in January 2006 and are developing new BPO facilities in Costa Rica in 2006. As a result of our recent entry into these markets, our business and future prospects are difficult to evaluate. We are also exploring opportunities to provide other outsourced services that we have not provided to date. You should consider the challenges, risks, and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

•	Attract and retain clients;

•	Attract and retain key personnel and qualified professionals;

•	Generate sufficient revenues and manage costs to maintain profitability;

•	Integrate acquisitions, adjust to new businesses and develop operating procedures for new countries;

•	Manage growth in our operations; and

•	Access additional capital when required and on reasonable terms.

Our operating results may fluctuate significantly and could cause the market price of our common stock to fall rapidly and without notice.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter and from year to year. Recent results of operations should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

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

The business process outsourcing industry is very labor intensive and our success depends on our ability to attract, hire, and retain qualified employees. We compete for qualified personnel with companies in our industry and in other industries. As the BPO industry expands, this competition is increasing in the Philippines. Our growth requires that we continually hire and train new personnel. The BPO industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably.

Our senior management team is important to our continued success and the loss of members of senior management could negatively affect our operations.

The loss of the services of Lance Rosenzweig, our Chief Executive Officer; Caroline Rook, our Chief Financial Officer; or Rainerio Borja, our President of PeopleSupport (Philippines), could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals. Our executive officers are “at-will” employees who are not subject to employment agreements providing for any specified term of employment. We do not have “key man” insurance, nor are our U.S.-based executive officers subject to non-compete restrictions.

Our facilities are at risk of damage by earthquakes and other natural disasters.

We currently rely on the availability and condition of our leased facilities in Los Angeles, Manila, and Cebu to provide service and support to our clients. We anticipate offering services from our Costa Rican facility in 2006. These facilities are located in regions that are susceptible to earthquakes and other natural disasters, which may increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our provision of outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to repair or replace damaged equipment or facilities. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future. Prolonged disruption of our services as a result of natural disasters may entitle our clients to terminate their contracts with us.

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

Most of our contracts with our clients contain service level and performance requirements, including requirements relating to the timing and quality of responses to customer inquiries. The quality of services that we provide is measured by quality assurance ratings, which are based in part on the results of customer satisfaction surveys and direct monitoring of interactions between our professionals and customers. Failure to meet service requirements of a client could disrupt the client’s business and result in a reduction in revenues or a claim for substantial damages against us. While we maintain general liability insurance coverage, including coverage for errors and omissions, this coverage may be inadequate to cover one or more large claims, and our insurer may deny coverage.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

We are typically required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws which could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and seriously harm our business.

Our clients may adopt new technologies that decrease the need for live customer interactions, such as interactive voice response, web-based self-help and other technologies used to automate interactions with customers. The adoption of such technologies could reduce the demand for our services, put downward pressure on our pricing, cause a reduction in our revenues and harm our business. For example, one of our major clients in 2003 improved its web-based self-help technology and automated its telephone inquiry system. We believe this was a contributing factor behind a significant reduction in revenues associated with this client.

Our ability to use net operating loss carryforwards in the United States may be limited.

We intend to use our U.S. net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on our analysis, which includes assumptions regarding the respective values of classes of our stock, we do not believe our net operating losses are currently subject to Section 382. However, no assurance can be given that future events (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) will not trigger Section 382 limitations and, as a result, adversely affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

The current tax holidays in the Philippines will expire within the next few years.

We currently benefit from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire at staggered dates beginning in the fourth quarter of 2006 and ending in 2009. As our Philippine tax holidays expire, (i) gross income (defined for this purpose to mean the amount of our cost-plus transfer payments to our Philippine subsidiary in excess of certain allowable deductions) attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (ii) our Philippine net income attributable to all other activities (including activities previously covered by our Board of Investments registrations) will be taxed at the regular Philippine corporate income tax rates of 35%. Our effective overall Philippine income tax rate will vary as the revenue generating activity at each outsourcing center becomes taxable upon expiration of the income tax holiday applicable to that center.

We may choose to expand operations to other countries and may not be successful.

We recently began development of two new BPO centers in Costa Rica which we expect will be operational in the first half of 2006. In addition, we may consider expanding to countries other than the Philippines and Costa Rica. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors may influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

We may make acquisitions that prove unsuccessful or divert our resources.

We intend to consider acquisitions of other companies in our industry that could complement our business, including the acquisition of companies with expertise in other businesses and clients that we do not currently serve. We have little experience in completing acquisitions of other businesses, and we may be unable to successfully complete future acquisitions. If we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions may place additional constraints on our resources by diverting the attention of our management from existing operations. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business.

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

In addition to existing laws and regulations, a variety of federal and state legislation has been proposed that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located and in certain cases to obtain consent to handling calls or sending customer information offshore. It is also possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. In addition, various federal tax changes that could adversely impact the competitive position of offshore outsourcing services are also under consideration. Any expansion of existing laws or the enactment of new legislation directly or indirectly restricting offshore outsourcing may adversely impact our ability to do business with U.S. clients, particularly if these changes are widespread.

Our ability to raise capital in the future, if and when needed, may be limited, and could prevent us from executing our business strategy. The sale of additional equity securities would result in further dilution to our stockholders.

If our capital resources are insufficient to satisfy our liquidity requirements for acquisitions, expansion or other purposes, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Bank debt or debt securities would result in increased expenses and could result in covenants that restrict our operations. We may be unable to secure financing in sufficient amounts or on terms acceptable to us, if at all, in which case we may not have the funds necessary to finance our ongoing capital requirements to execute our business strategy.

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

The Philippines periodically experiences political or economic instability, which could disrupt our operations, increase our costs and harm our business.

The Philippines continues to experience low growth in its gross domestic product, significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create political or economic instability that could harm businesses operating in the Philippines.

In addition, the Philippines has and may continue to experience political instability, including strikes, demonstrations, protests, marches, coup d’état and/or other types of civil disorder. These instabilities and adverse changes in the political environment in the Philippines could increase our operational costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.

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

Risks Related to Doing Business in Costa Rica

We have no prior experience with operations in Costa Rica and will be subject to particular risks associated with the development of operations in Costa Rica.

We are currently evaluating the additional country-specific risks we will encounter in Costa Rica in addition to those outlined in “Risks Related to Our Business” above. Among those risks that we have identified are:

•	We may be unable to find or hire, at rates attractive to us, a sufficient number of qualified employees.

•	Costa Rica may experience economic or political instability which could increase our costs and harm our business.

•	Currency fluctuations in the Costa Rican colon relative to the U.S. dollar could increase our expenses.

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

Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At December 31, 2005, 18,306,367 shares of common stock were outstanding and approximately 1,757,000 shares were to be issued upon the exercise of outstanding warrants, restricted stock units and options. In addition, we may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market.

We will continue to incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. Compliance with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, has required changes in corporate governance practices of public companies. These rules and regulations have increased and may continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Accordingly, past results may not be indicative of future performance.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 1100 Glendon Ave., Suite 1250, Los Angeles, California 90024, where we lease approximately 11,007 square feet. This lease was renewed on January 13, 2005 and will expire on July 31, 2008.

We also lease several facilities in the Philippines. Our largest facility in the Philippines is the PeopleSupport Center in Manila with approximately 165,000 square feet. This lease will expire in 2015. In addition, we lease another three facilities in the Philippines totaling approximately 90,000 square feet. These leases expire at various times over the next ten years. Through the acquisition of Rapidtext, Inc., and its subsidiary, The Transcription Company, we acquired additional leased offices in the Los Angeles area with a combined square footage of approximately 15,000. These leases may be terminated at our discretion in 2006 without penalty. In February 2006, we signed two leases in Costa Rica for approximately 35,000 square feet. These leases will expire in 2012. In February 2006, we also signed a lease for an additional facility in the Philippines with approximately 24,000 square feet of space. The lease will expire in 2016. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near term.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the Nasdaq National Market System under the symbol “PSPT.” The following table sets forth the range of high and low closing prices for our common stock during each quarter since our initial public offering:

Quarter Ended	Low	High

December 31, 2004	$6.50	$10.15
March 31, 2005	8.29	11.59
June 30, 2005	8.12	10.50
September 30, 2005	7.85	10.07
December 30, 2005	7.16	9.00

As of March 10, 2006, there were 244 stockholders of record and 18,469,381 outstanding shares of the Company. Based on information provided by our transfer agent and registrar, we believe that there are approximately 3,100 beneficial owners of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the growth and expansion of our business. Our board of directors will determine future dividends, if any.

Sales of Unregistered Securities

From January 1, 2003 through April 28, 2004, we granted options to purchase an aggregate of 637,157 shares of common stock at exercise prices ranging from $0.41 to $6.85 per share to employees and non-employee directors. The options were granted under our 1998 Stock Incentive Plan and become exercisable ratably through 2008. At the time these options were granted under the 1998 Stock Incentive Plan, we believed that each of the grants was exempt from the registration requirements of the Securities Act of 1933 by virtue of a “no-sale” theory under Section 5 of the Securities Act of 1933, since none of the option recipients provided any consideration for the grants (the sale of the underlying option shares will occur only when the option is exercised and the purchase price is paid to us). In addition, for certain option grants covering 157,595 shares, which options were granted to individuals residing and located in the Philippines, we believed that each of these grants was exempt under Regulation S under the Securities Act for sale of securities to non-U.S. persons in offshore transactions. Each of the option recipients was a non-U.S. person at the time the options were granted. In addition, we have obtained appropriate representations and covenants to ensure compliance with the requirements of Regulation S.

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

In connection with our acquisition of Rapidtext, Inc., in January 2006, we issued 113,484 shares of our common stock to stockholders of Rapidtext, Inc. The shares are subject to vesting based on the achievement of certain performance metrics over a one year period.

Repurchase of Securities

	(a)	(b)	(c)	(d)
Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans or	be Purchased Under
Period	Shares Purchased	Paid per Share	Programs (1)	Plans or Programs

April 2004	547,445	$2.47	—	—

(1)	In April 2004, the Board of Directors approved the repurchase of 547,445 shares from David Nash, one of our founders, for $1.35 million. No other shares were approved by the Board of Directors for repurchase during 2004.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data as of, and for the years ended, December 31, 2001, 2002, 2003, 2004 and 2005, which has been derived from our audited consolidated financial statements. Our consolidated financial statements as of, and for the years ended, December 31, 2002, 2003, 2004 and 2005 were audited by BDO Seidman, LLP and our consolidated financial statements as of, and for the year ended, December 31, 2001 were audited by another auditor. You should read this information together with “Summary Historical Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes for the years ended December 31, 2003, 2004 and 2005 which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$19,733	$19,780	$30,013	$44,511	$62,124
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)(1)	12,573	11,188	12,921	24,483	35,460
Management incentive plan — cost of revenues(2)	—	—	—	788	273
Selling, general & administrative (exclusive of management incentive plan expense shown below)(1)	15,128	5,587	6,134	9,721	12,485
Management incentive plan — selling, general & administrative(2)	—	—	—	4,549	69
Depreciation and amortization	3,795	4,065	3,166	3,927	4,414
Gain on sale of receivable portfolios(3)	—	—	—	(172)	—
Restructuring charges(4)	—	3,824	(345)	(22)	—

Income (loss) from operations	(11,763)	(4,884)	8,137	1,237	9,423
Interest expense	790	506	3	—	—
Interest (income)	(895)	(90)	(75)	(231)	(1,388)
Gain on the extinguishment of debt(5)	—	(2,430)	—	—	—
Other (income) expense	(1)	9	(8)	7	47

Income (loss) before provision (benefit) for income taxes	(11,657)	(2,879)	8,217	1,461	10,764
Provision (benefit) for income taxes(6)	13	13	231	(6,863)	(12,065)

Net income (loss)(7)	$(11,670)	$(2,892)	$7,986	$8,324	$22,829

Net income (loss) per share of common stock:
Basic(8)	$(4.65)	$(1.14)	$3.15	$1.39	$1.26
Diluted(8)	$(4.65)	$(1.14)	$0.64	$0.55	$1.21
Weighted average number of common shares outstanding:
Basic(8)	2,512	2,533	2,533	5,996	18,165
Diluted(8)	2,512	2,533	12,560	15,012	18,917

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,613	$5,179	$12,151	$41,583	$27,760
Marketable securities	—	—	—	—	23,853
Working capital	5,179	4,124	11,798	43,664	56,583
Total assets	22,715	15,259	22,535	65,080	94,326
Long term liabilities, less current portion	3,011	176	267	936	1,816
Redeemable convertible preferred stock	74,110	74,110	74,110	—	—
Total stockholders’ equity (deficit)	$(61,777)	$(64,714)	$(56,611)	$57,935	$82,392

(1)	Included in expenses above are non-cash stock based compensation charges of:

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Cost of revenues	$25	$—	$61	$566	$271
Selling, general & administrative	633	—	58	1,208	611

	$658	$—	$119	$1,774	$882

(2)	Under our management incentive compensation plan, we made payments of $4.8 million to senior management and key employees based on a formula calculated as a fraction of the net proceeds received by us and selling stockholders upon completion of our initial public offering. These payments resulted in a charge to earnings in the fourth quarter ended December 31, 2004. Under the terms of our management incentive compensation plan, we also are obligated to make payments of $0.8 million to key employees and personnel based on continued service or other performance criteria. This amount was recorded as deferred compensation expense in the fourth quarter ended December 31, 2004 and is being amortized over future periods. In addition, under the terms of our management incentive compensation plan, we made a further payment of $0.5 million in connection with the sale of 603,000 additional shares on October 25, 2004, pursuant to the exercise of an over-allotment option granted to the underwriters of our initial public offering. These payments also resulted in a charge to earnings in the fourth quarter ended December 31, 2004. In connection with the sale of these shares, we also are obligated to make payments of $0.2 million to key employees and personnel based on continued service or other performance criteria. This amount was recorded as deferred compensation expense in the fourth quarter ended December 31, 2004. In 2005, we amortized and expensed $0.3 million and paid $0.1 million under these obligations. As of December 31, 2005, the remaining obligation was $0.9 million, split between short and long term liabilities.

(3)	Gain on sale of receivable portfolios is the net amount the Company earned on the sale of two accounts receivable portfolios by its ProArm subsidiary during 2004.

(4)	Restructuring charges are comprised of estimated and actual obligations for various non-cancelable leases, the write-down of abandoned leasehold improvements and fixed assets at customer care centers in the United States where we terminated operations, and severance and other U.S. employee-related costs in connection with the movement of our operations, first to St. Louis, and then to the Philippines.

(5)	Gain on the extinguishment of debt relates to the extinguishment of an equipment loan.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting for Income Taxes” for additional information.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a comparison of net income for 2004 and 2005.

(8)	For information regarding the computation of per share amounts, refer to Note 2 to the Consolidated Financial Statements included in Item 15 in this Annual Report on Form 10-K. The basic and diluted share and per share amounts in the consolidated statement of operations table above have been restated to give retroactive effect to the 1 for 2.74 reverse stock split that was effected on August 5, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide offshore BPO services from our facilities in the Philippines. We provide customer management services for clients who wish to outsource this function. We currently service 35-40 primarily U.S.-based customer management and accounts receivable management clients in a variety of industries. Our three largest customer management service clients in 2005 were Expedia, EarthLink and ConsumerInfo.com, which collectively accounted for 59% of our 2005 revenues. Expedia, our largest client, and EarthLink, our second largest client, together accounted for 47% of our revenues for the year ended December 31, 2005. Expedia has been a client since 2000 and was our largest client in 2003, 2004 and 2005. EarthLink first engaged our services in 2002, and ConsumerInfo.com first engaged our services in 2003.

In July 2003, we also began providing accounts receivable management services for past-due receivables, which consist of defaulted accounts that our clients have written off their books, and accounts that are in default but have not yet been written off by our clients. We are focusing our accounts receivable management services on collecting defaulted consumer receivables that have been written off by the creditor on a contingent basis. We are also focusing on performing early-stage accounts receivable collection services on defaulted consumer accounts that have not been written off on an hourly fixed-fee basis by managing collection of accounts receivables of at-risk customers for our clients and quickly restoring their relationship to a current payment status, as well as skip tracing services where we research and collect data to track debtors who are difficult to locate.

We were formed in 1998. Our revenues have grown from $1.9 million in 1999 to $62.1 million in 2005. During the same period our net income grew from losses of $8.3 million in 1999 and $46.0 million in 2000 to a profit of $22.8 million in 2005. Net income for 2005 included a $12.1 million income tax benefit primarily associated with a deferred tax asset valuation allowance adjustment. Excluding the income tax benefits, the growth in net income was primarily attributable to the improvement in the quality of the client base in our customer management business, which enabled us to build revenues, and our move to the Philippines, which allowed us to reduce our operating costs, improve our margins and offer cost savings to our clients.

Quarterly Results of Operations and Performance Trends

	2004
	1st Qtr.	2nd Qtr.	3rd Qtr.(2)	4th Qtr.(3)
	(In thousands, except per share data)

Revenues	$9,551	$10,445	$11,936	$12,579
Income from operations	1,881	1,323	1,975	(3,942)
Net income	1,839	1,290	1,932	3,263
Basic income per share(1)	$0.71	$0.57	$0.90	$0.19
Diluted income per share(1)	$0.13	$0.09	$0.14	$0.18

	2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenues	$14,056	$14,739	$16,317	$17,012
Income from operations	2,568	1,952	2,597	2,306
Net income(4)	2,756	2,239	5,513	12,321
Basic income per share	$0.15	$0.12	$0.30	$0.67
Diluted income per share	$0.15	$0.12	$0.29	$0.65

(1)	The basic and diluted per share amounts have been restated to give retroactive effect to a 1 for 2.74 reverse stock split of our stock that occurred on August 5, 2004.

(2)	On February 25, 2005, the Company restated its results for the three and nine months ended September 30, 2004 to exclude a charge related to payment obligations of $4.8 million under the management incentive plan in connection with the Company’s initial public offering and to make other adjustments related to obligations under the plan. During the initial preparation of the Company’s financial statements for the quarter ended September 30, 2004, the $4.8 million paid under the incentive plan was recorded as of September 30 because by September 30 the registration statement for the offering had been declared effective by the SEC, the offering had priced and the management payments were highly probable. Subsequently, the Company concluded that the event triggering the payment obligations was the closing of, and the receipt of funds from, the offering, and the charge should have been recorded at that time. As a result of the adjustments, the restated results of operations for the quarter ended September 30, 2004 were as follows:

	For the Quarter Ended
	September 30, 2004
	As Reported	As Restated

Revenues	$11,936	$11,936
Income (loss) from operations	(2,811)	1,975
Net income (loss)	(2,730)	1,932
Basic income (loss) per share(3)	$(1.28)	$0.90
Diluted income (loss) per share(3)	$(1.28)	$0.14

The restatement did not have any effect on the results for the year.

(3)	In the quarter ended December 31, 2004, the Company recorded a charge of $5.3 million related to the management incentive plan. In addition, the Company released a portion of the deferred tax valuation allowances in the amount of $6.8 million, as the Company determined that it is more likely than not that a portion of the deferred tax assets will be realizable (see Note 10 to the Consolidated Financial Statements included in Item 15 in this Annual Report on Form 10-K).

(4)	During the year ended December 31, 2005, the Company assessed the deferred tax asset valuation allowance each quarter and released $0.7 million, $0.4 million, $3.2 million and $10.3 million in the first, second, third and fourth quarters, respectively. For the year ending December 31, 2005, $2.1 million of the release of the deferred tax valuation is related to current utilization of deferred tax assets and the remaining amount is related to expected future utilization. In addition, the Company recorded a charge of approximately $0.09 million each quarter in 2005 related to the management incentive plan.

Quarterly and year-to-date computations of earnings/(loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

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

During the three fiscal years ended December 31, 2003, 2004, and 2005, substantially all of our revenues were derived from customer management fees. Also, substantially all of our revenues have consisted of time-delineated or session based fees. For the year ended December 31, 2005, substantially all of our revenue was derived from contracts denominated in U.S. dollars. Implementation and training fees have accounted for a small portion of our revenues. We expect that for the foreseeable future our revenues will continue to be comprised primarily of customer management fees, even as we seek to grow revenues in other business areas. Aggregate revenues generated from our accounts receivable management business represented less than 4% of our revenue for the year ending December 31, 2005.

In addition, during the same three year period ended December 31, 2005, substantially all of our revenues were derived from U.S.-based clients. We conduct financial due diligence and credit reviews of our clients prior to entering into contractual relationships. In 2005, our three largest clients, Expedia, EarthLink and ConsumerInfo.com, accounted for approximately 59% of our revenues. Our contract with Expedia expires in May 2007. Our contract with EarthLink expires in January 2007, and will automatically renew each year for a one year period unless terminated by EarthLink or us before the end of the term. Our contract with ConsumerInfo.com expires in June 2007 but will automatically renew for a one year period unless terminated by ConsumerInfo.com or us before the end of the term. Many of our clients may terminate their contracts with us before their expiration with no penalties or limited penalties or they may refuse to extend their contracts after the contracts expire.

Key Expense Categories

Cost of revenues.  Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs of our professionals in the Philippines. Our cost of revenues is impacted by fluctuations in the foreign exchange rate between the U.S. dollar and the Philippine peso. In 2005, the dollar depreciated against the peso, and, based on the average exchange rate for the year, our expenses increased approximately $0.4 million when compared to the average exchange rate from 2004. Although we are evaluating the use of forward contracts, to date we have not entered into any hedging contracts against fluctuations in the exchange rate. In addition, our cost of revenues are also impacted by prevailing salary levels in the Philippines and our ability to efficiently manage and utilize our employees. Although we generally have been able to reallocate our professionals as client demand has fluctuated, an unanticipated termination or significant reduction by a major client may cause us to experience a higher-than-expected number of unassigned professionals, which would cause cost of revenues to increase as a percentage of revenues.

Cost of revenues also includes: telecommunications costs; information technology costs; rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers; and consulting services related to our customer management consulting group in the United States. Cost of revenues does not include depreciation of assets used in the production of revenues.

In 2005 we strategically invested in expanding our outsourcing delivery capabilities to meet anticipated increases in demand from new and existing clients. The costs of expansion primarily include compensation and training of additional outsourcing and support personnel, including middle and upper management, rental of facilities and expenses related to facilities, information technology, telecommunications and transmission rights. Our strategic investments in expanded client service capacity will generally occur ahead of anticipated increases in client demand. We believe this is necessary in order for us to be prepared to quickly provide additional high quality services when demand increases, even though we generally do not have specific commitments from existing or prospective clients for increased volume. As a result, we have experienced, and expect in the future to experience, periods of overcapacity and higher costs of revenues, which we intend will be followed by lower costs of revenues as increases in demand enable us to utilize our expanded capacity. Although our investment in developing client service capacity may result in near term overcapacity and reduced operating margins, we believe the investment is essential to attract and retain additional clients. The success of this approach depends on our ability to correctly anticipate and continue building demand for our services.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, Sarbanes-Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences, other brand building and advertising) and other corporate expenses. We expect selling, general and administrative expenses to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations.

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

Restructuring charges.  From 2000 to 2004, we reorganized to reduce future operating costs by streamlining operations and moving them to lower-cost operating centers in the Philippines.

As a result of these reorganizations, we recorded a charge of approximately $3.9 million with respect to staffing reductions at our Los Angeles and St. Louis facilities. The charge was comprised of approximately $1.5 million for the write-down of assets, $1.2 million of lease termination costs, and $1.1 million for severance and related costs in connection with the elimination of approximately 45 positions from our Los Angeles and St. Louis outsourcing centers.

On January 1, 2003, we had reserved $1.6 million for restructuring charges. During the year, we completely closed our St. Louis outsourcing center and transferred those functions to our lower-cost outsourcing centers in the Philippines. As a result of this reorganization and the closure of this facility, we recorded an additional charge of approximately $0.6 million with respect to staffing reductions, asset impairments, and lease termination costs. The charge was comprised of approximately $0.3 million for the write-down of abandoned leasehold improvements, $0.3 million of lease termination costs, and $0.1 million for severance and related costs in connection with the elimination of approximately 22 positions from our St. Louis outsourcing center. During the year we incurred cash charges of approximately $0.2 million for severance related costs and $0.6 million for lease termination costs. We incurred an additional $0.1 million of lease termination costs and $0.3 million related to asset write-downs. We also released approximately $0.9 million of the 2002 accrued restructuring liability based on lower than anticipated actual expenses for the 2002 lease termination and severance costs.

During the year ended December 31, 2004, we completed the restructuring and released the remaining $0.1 million related to severance related costs.

During the year ended December 31, 2005, we did not incur any restructuring related costs.

Certain Charges and Gains

Compensation obligations.  Under our management incentive compensation plan, we made payments of $5.3 million to senior executives and key employees in connection with the closing of our initial public offering. We also recorded a deferred compensation liability of $1.0 million related to the unpaid portion of the obligation as of December 31, 2004. For the year ending December 31, 2005, the Company made additional payments of approximately $0.1 million and the Company is obligated to make additional payments of approximately $0.9 million to key employees based on continued service or other performance criteria. The deferred obligation under the management incentive plan has been recorded in the accompanying balance sheet; approximately $0.5 million as a current liability and approximately $0.4 million as a long term liability. Due to the amortization of the deferred compensation, $0.3 million was expensed for the year ending December 31, 2005.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that, of our significant accounting policies described in Note 2 to the Consolidated Financial Statements included in Item 15 in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenues and Deferred Revenue Recognition

Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101, and Staff Accounting Bulletin 104, “Revenue Recognition,” or SAB 104. SAB 101 as amended and SAB 104 summarize certain of the Securities and Exchange Commission, or SEC, staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

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

Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of December 31, 2004 and 2005 our balance sheets reflect $1.9 million and $3.5 million in deferred revenues, respectively.

Accounting for Stock-based Awards

We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. Under APB No. 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. We have chosen to use the intrinsic value method to measure our compensation costs. The impact of recording employee stock-based awards at fair value is further described in Note 2 to the Consolidated Financial Statements included in Item 15 in this Annual Report on Form 10-K.

In the past, we awarded a limited number of stock options to employees and non-employees at exercise prices that were subsequently determined to have been below fair value. For these options, we record deferred stock-based compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. We amortize the deferred compensation charges on an accelerated method over the vesting period of the underlying option awards.

In the fourth quarter of 2005, we began issuing restricted stock units to the Board of Directors and certain key executives. In accordance with APB No. 25, the fair value of the awards are amortized over the vesting period and expensed.

For the years ended December 31, 2003, 2004 and 2005, we recorded approximately $0.1 million, $1.8 million and $0.9 million, respectively, in non-cash, stock-based compensation expense.

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

At December 31, 2005, we had U.S. and California net operating loss carryforwards of approximately $51.5 and $38.8 million, respectively, which may be used to offset future taxable income. Our carryforwards expire through 2024 and are subject to review and possible adjustment by tax authorities. The value of our net operating loss carryforwards, our deferred tax assets, have been partially offset by a deferred tax asset valuation allowance equal to the deferred tax assets that we did not believe were more likely than not to be used. During the year ended December 31, 2005, the Company assessed the deferred tax asset valuation allowance each quarter and released $0.7 million, $0.4 million, $3.2 million and $10.3 million in the first, second, third and fourth quarters, respectively. For the year ending December 31, 2005, $2.1 million of the release of the deferred tax valuation is related to current utilization of deferred tax assets and the remaining amount is related to expected future utilization. We consider projected future taxable income, customer contract terms and customer concentrations when determining whether to release the deferred tax asset valuation allowance. However, there can be no assurance that we will generate taxable income or that all of the loss carryforwards will be utilized.

The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In 2005, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382 using assumptions regarding the respective values of classes of our stock. Based on our analysis, we do not believe our net operating losses are currently subject to Section 382 limitations. Under Section 382, however, future ownership changes (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) may affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to taxation earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

We are currently the beneficiary of income tax holiday incentives granted by two governing agencies of the Philippines, the Board of Investments and Philippine Economic Zone Authority. Our current facilities in the Philippines are covered by either the Board of Investments or the Philippine Economic Zone Authority. Both agencies have granted us income tax holidays with durations of four years. The holidays may be extended one year at a time for up to four years. Our current income tax holidays expire at staggered dates starting in the fourth quarter of 2006 and ending in 2009, and we intend to apply for extensions. While no assurance can be given at present, we understand it is the current practice of both the Board of Investments and Philippine Economic Zone Authority to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the outsourcing industry.

We believe that as our Philippine tax holidays expire, (i) gross income (defined for this purpose to mean the amount of our cost-plus transfer payments to our Philippine subsidiary in excess of certain allowable deductions) attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (ii) our Philippine net income attributable to all other activities (including activities covered by our Board of Investments registrations) will be taxed at the regular Philippine corporate income tax rates of 35%. Our effective overall Philippine income tax rate will vary as the revenue generating activity at each outsourcing center becomes taxable upon expiration of the income tax holiday applicable to that center. For the years ended December 31, 2004 and 2005, we estimate the benefit of the tax holiday in the Philippines to be $1.7 million and $2.4 million respectively, or on an undiluted per share basis, $0.29 and $0.13.

Restructuring Charges and Exit Costs

In 2002, we recorded restructuring charges pursuant to Emerging Issues Task Force, or EITF, 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which states exit costs should be treated as a liability if the commitment date has been established, if the costs are true exit costs and if the costs can be accepted for recognition at the commitment date. EITF 94-3 likewise addresses recognition of costs related to the involuntary termination of employees as liabilities. These costs are estimated and reviewed annually and, if revised, may result in changes to our restructuring expense should the estimated amounts differ from the costs actually incurred. In 2003, we recorded restructuring charges pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and superseded EITF Issue No. 94-3. Under SFAS No. 146 a liability is recognized at fair value in the period incurred rather than at the date of commitment to a restructuring plan. Both restructurings concluded in 2004 and there were no restructuring related charges for the year ending December 31, 2005.

Long-lived Asset Impairment

Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amounts may not be recoverable. When these events or changes in circumstances indicate that the carrying amount could be impaired, undiscounted cash flow analyses would be used to assess impairment. The estimation of future cash flows involves considerable management judgment. Included in the restructuring charges for the years 2002 and 2003 are charges for the write-down of long-lived assets in the amounts of $1.5 million and $0.3 million, respectively. No further write-downs were recorded in the fiscal years ending December 31, 2004 and 2005.

Results of Operations

The following table shows the listed items from our consolidated statements of operations as a percentage of revenues for the periods presented (percentages may not aggregate due to rounding).

	Years Ended December 31,
	2003	2004	2005

Consolidated Statements of Operations Data:
Revenues	100%	100%	100%
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	43	55	57
Management incentive plan — cost of revenues	—	2	1
Selling, general and administrative (exclusive of management incentive plan expense shown below)	20	22	20
Management incentive plan — selling, general and administrative	—	10	—
Depreciation and amortization	11	9	7
Gain on sale of receivable portfolios	—	—	—
Restructuring charges	(1)	—	—

Income from operations	27	3	15
Interest income	—	1	2
(Benefit) for income taxes	—	(15)	(19)

Net income	27%	19%	37%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2005

Revenues

Our revenues in 2005 increased by $17.6 million, or 40%, to $62.1 million from $44.5 million in 2004. The increase was volume driven and primarily attributable to $11.6 million in customer management fees received from clients acquired in 2004. Due to our implementation cycle, which may range from six to twelve months or longer, revenue from contracts initiated in 2004 were not fully realized until 2005. The increase was also attributable to an increase of $0.4 million of customer management fees associated with services provided to new clients, a $3.9 million increase in revenue from established clients and an increase in our accounts receivable management business of $1.7 million. We expect revenues to increase as we continue to develop existing clients and market our services to potential new clients. However, the timing and amount of revenue from each of these sources is uncertain.

Cost of Revenues

Our cost of revenues in 2005 increased by $10.4 million or 41%, to $35.7 million from $25.3 million in 2004. The increase was primarily due to increased costs associated with the expansion of our outsourcing operations in the Philippines to meet increased demand from new and existing customers during the fiscal year ended 2005, and to add capacity for anticipated future increases in demand. Costs increased at a higher rate than revenues primarily due to strategic capacity increases associated with the opening of the PeopleSupport Center. Including the cost of transferring operations, the build-out of the facilities, computers, equipment, information technology and telecommunications, opening the PeopleSupport Center cost approximately $2.1 million. These costs were partially offset by savings associated with the closing of other facilities totaling approximately $0.3 million. Although our strategic investment in developing client service capacity may result in near term overcapacity and increased cost of revenues, we believe the investment is essential to attract and retain additional clients. The success of this approach depends on our ability to correctly anticipate and continue building demand for our services.

Selling, General and Administrative

In 2005 our selling, general and administrative costs decreased $1.7 million or 12%, to $12.6 million from $14.3 million in 2004. Administrative costs declined primarily due to a $4.5 million decrease in expenses associated with the Management Incentive Plan and a $0.6 million decrease in stock amortization costs. These decreases were offset by increased costs due to Sarbanes-Oxley related compliance costs of approximately $1.3 million, processing the rescission offer which cost the company approximately $0.5 million, increased audit fees of approximately $0.3 million, a net increase in salary costs associated with accounting, finance and operations of approximately $0.4 million, increased Directors’ and Officers’ insurance cost of approximately $0.3 million and reductions of 2004 vendor accruals of approximately $0.7 million. As a percentage of revenue, selling, general and administrative expenses declined to 20% in 2005.

Depreciation and Amortization

Our depreciation and amortization costs in 2005 increased $0.5 million or 12% to $4.4 million from $3.9 million in 2004. The increase was primarily due to increases in purchases of property, plant and equipment associated with the opening of the PeopleSupport Center which increased depreciation expense by approximately $0.9 million. This increase was offset by an increase in the number of fully depreciated assets that caused depreciation expense to decrease by $0.4 million.

Interest Income

In 2005, interest income increased $1.2 million to $1.4 million from $0.2 million in 2004. The significant increase in interest income was primarily due to having the proceeds from the Company’s initial public offering for a full year versus having the funds for three months in 2004. In addition, we have used profits generated from operations to purchase additional securities.

We did not incur any interest expense in the years ending December 31, 2005 or 2004. We do not expect to incur any significant debt in the near future.

Income from Operations

In 2005, income from operations increased $8.2 million or 662% to $9.4 million from $1.2 million in 2004. The largest change was the cost of the Management Incentive Plan associated with the initial public offering which decreased cost of revenues by $0.5 million and selling, general and administrative expenses by $4.5 million from 2004 to 2005. The remainder of the increase was due to selling, general and administrative expenses growing at a slower rate than revenue as the company was able to leverage existing administrative resources across the increased revenue.

Benefit for Income Taxes

In 2005, the net benefit from income taxes increased $5.2 million or 76% to $12.1 million from $6.9 million in 2004. Primarily due to our continued profitability, during the year ended December 31, 2005, the Company assessed the deferred tax asset valuation allowance each quarter and released $0.7 million, $0.4 million, $3.2 million and $10.3 million in the first, second, third and fourth quarters, respectively. For the year ending December 31, 2005, $2.1 million of the release of the deferred tax valuation is related to current utilization of deferred tax assets and the remaining amount is related to expected future utilization. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income.

The effective tax rate changed in 2005 to (112)% from (470)% in 2004. The effective tax rates in both 2004 and 2005 reflect the favorable impact of the release of portions of the deferred tax asset valuation allowance and a majority of the difference between the two rates is due to the effect of the release of the valuation asset allowance. See the table in Note 10 to the Consolidated Financial Statements included in Item 15 for additional detail.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2004

Revenues

Our revenues increased by $14.5 million, or 48% from $30.0 million for the year ended December 31, 2003 to $44.5 million for the year ended December 31, 2004. The increase was primarily attributable to $3.8 million of customer management fees associated with services provided to new clients. The increase was also attributable to an increase of $10.2 million in customer management fees primarily associated with a higher volume of services rendered to existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourced services. The increase in 2004 revenues was partially offset by a 55% decline in revenues from Network Solutions for the year ended December 31, 2004, as compared with the year ended December 31, 2003. We believe this decline was primarily due to Network Solutions’ improvement of its web-based, self-help technology, automation of its telephone inquiry system and expansion of its in-house customer management operations, which resulted in reduced demand for our services.

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

Our cost of revenues as a percentage of revenues increased from 43% for the year ended December 31, 2003 to 57% for the year ended December 31, 2004 (including expenses of $0.8 million, or 2% of revenue, associated with the management incentive plan). This increase was primarily due to the increase in expenses associated with the expansion of our outsourcing capacity.

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

Restructuring Charges

Restructuring charges decreased from a credit of $0.3 million in 2003 to less than $0.1 million in 2004. In 2004, we released the remaining restructuring reserves due to lower than anticipated costs to transition operations from the U.S. to the Philippines.

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

Provision (Benefit) for Income Taxes

Our benefit for income taxes was approximately $6.9 million in 2004, as compared with a $0.2 million provision for income taxes in 2003. In the fourth quarter of 2004, we released a portion of the deferred tax valuation allowances as the company determined that it is more likely than not that a portion of the deferred tax assets will be realized. We recorded a benefit for income taxes of $6.8 million associated with the release of certain valuation allowances. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of December 31, 2005, we have working capital of $56.6 million, including $27.8 million of cash and cash equivalents, $23.9 million of marketable securities and net accounts receivable of $8.4 million. Management believes existing funds will be sufficient to fund working capital needs for at least the next twelve months.

Year ended December 31, 2005

Operating Activities:  Net cash provided by operating activities was $16.7 million for the year ended December 31, 2005, which was less than our net income of $22.8 million for the same period. The difference is primarily due to increases in deferred income tax assets of $12.3 million and accounts receivable of $3.0 million, offset by $4.4 million of depreciation and amortization expense, a $3.2 million increase in accounts payable and accrued liabilities and a $1.6 million increase in deferred revenue.

Investing Activities:  Net cash used in investing activities for the year ended December 31, 2005 was $30.8 million. This is primarily due to the investment of $29.6 million in marketable securities, which had been held in cash and cash equivalents as of December 31, 2004. During the year ended December 31, 2005, we incurred $7.3 million of capital expenditures, most of which was associated with the build out of four of the five floors in the PeopleSupport Center in Manila that opened in June 2005. These expenditures were offset by the maturing of marketable securities of $3.6 million and proceeds from short term investments of $2.0 million. We expect capital expenditures to increase in 2006 due to the buildout of our new facilities in Costa Rica, the Philippines and the completion of the buildout of the PeopleSupport Center in Manila.

As in 2004, our capital expenditures in 2005 were primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure.

Financing Activities:  Net cash from financing activities for the year ended December 31, 2005, was $0.3 million and was due solely to the exercise of employee stock options. Cash from the exercise of employee stock options increased $0.2 million from $0.1 million in 2004 due to the lifting of the blackout periods in effect for much of that year.

Year ended December 31, 2004

Operating Activities:  Net cash provided by operating activities was $4.8 million for the year ended December 31, 2004, which was less than our net income of $8.3 million for the same period. The difference is primarily due to $3.9 million of depreciation and amortization, and $1.8 million of non-cash stock based compensation expense, offset by $6.8 million in deferred income taxes, and an aggregate decrease in working capital of $2.5 million. Net cash provided by operating activities was $10.8 million for the year ended December 31, 2003, which was greater than our net income of $8.0 million for the same period. The difference is primarily attributable to $3.2 million of depreciation and amortization, partially offset by aggregate decreases in working capital of $0.2 million.

Investing Activities:  Net cash used in investing activities for the years ended December 31, 2003 and 2004 was $3.6 million and $5.9 million, respectively. For the year ended December 31, 2004, we incurred $7.0 million of capital expenditures associated with the expansion of the Philippine operations which was offset by $0.5 million of receivable portfolio collections and $0.4 million proceeds from sale of receivable portfolios. Cash used in investing activities for the year ended December 31, 2003 was primarily comprised of $3.4 million of capital expenditures associated with the continuing expansion of the Philippine operating facilities, and $0.7 million related to the purchase of receivable portfolios partially offset by a $0.3 reduction in restricted cash equivalents.

Our capital expenditures in 2004 were approximately $7.0 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure.

Financing Activities; Net cash used in financing activities for the year ended December 31, 2003 was $0.2 million and net cash provided by financing activities for the year ended December 31, 2004 was $30.5 million,. The increase in cash provided by financing activities for the year ended December 31, 2004 was primarily attributable to $34.8 million of initial public offering proceeds, partially offset by $3.3 million of public offering costs and the $1.4 million repurchase of common stock from one of our founders.

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

As a result of not having registered our securities under Section 12 and not having filed reports under Section 13(a) of the Exchange Act beginning in 2003, grants of certain options under our 1998 plan between January 1, 2003 through April 28, 2004 may not have been exempt from registration or qualification under federal and state securities laws, and we did not obtain any required registration or qualification. In order to comply with California securities law, we made a rescission offer to the U.S. holders of these options. The Company offered to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date and offered to repurchase the shares at the full exercise price received for the shares plus interest at an annual rate of 7% from the date of exercise.

Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required, and may continue to be liable under federal and state securities laws. Two individuals accepted our offer to repurchase options and no offerees accepted our offer to repurchase shares. The aggregate amount paid-out to these two individuals was less than $0.1 million.

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

Contractual Obligations

We currently have no debt. The amounts in the table below do not include any adjustment that may result from increases in certain contractual obligations in the event inflation in the Philippines exceeds contractually negotiated levels. We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under leases for office space and equipment.

The following summarizes our contractual obligations at December 31, 2005, all of which represent operating lease payment obligations. Subsequent to December 31, 2005, the Company acquired Rapidtext, Inc., and added two facilities in Costa Rica and one in the Philippines. The significant operating leases acquired through the date of this report have been included in the table below:

Years Ending December 31,
(In thousands)

2006	$3,161
2007	2,977
2008	2,805
2009	2,440
2010	2,789
Thereafter	12,089

Total minimum payments	$26,261

We have the option to renew two leases under various terms, ranging from five to six years, at various rates as specified within each lease agreement. The table above does not assume any such renewals.

Our obligations under four leases may change due to inflation in the Philippines or fluctuations in the value of the Philippine peso relative to the value of the U.S. dollar. These leases provide for increases in lease payments in the case of extraordinary inflation. Two of these contracts provide that an event of extraordinary inflation will be conclusively presumed to have occurred if the specified exchange rate of the Philippine peso relative to the U.S. dollar increases by more than 25% over a short period, or if the purchasing power of the Philippine peso decreases by more than 25% over the same period. The third of these contracts provides for an increase in our lease obligations if the local consumer price index increases by 16% or more over a 12 month period. Another one of our leases provides that in the case of an extraordinary reduction in the value of the currency used to make payments under the lease, the value of the currency at the time we entered into the obligation will be the basis of payment. In the event of extraordinary inflation, our obligations under this agreement could increase by 16% to 25% or more. Rulings by the Philippine Supreme Court indicate that the Philippines has not experienced any period of inflation in the past that would qualify as extraordinary inflation under our contracts. Based on recent historical inflation rates in the

Philippines, we do not believe it is likely that inflation will trigger an increase in our payment obligations. For the fiscal years ended December 31, 2002, 2003, 2004 and 2005, the Philippines has recorded an annual inflation rate of approximately 3.0%, 3.5%, 5.5% and 7.6%, respectively. For 2006, the Philippine Central Bank has set a target inflation rate of 4.0-5.0%. As of January 2006, the most recent report from the Philippine Central Bank indicates 2006 inflation will exceed the targeted rate but decrease from the level achieved in 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income over the requisite service period. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for fiscal years beginning after June 15, 2005, and the Company will adopt the guidance effective January, 1 2006. We estimate that under FAS 123R, the expensing of unvested options granted through December 31, 2005, will increase expenses by approximately $2.1 million in 2006.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004 and allows for a one-time deduction on the repatriation of certain foreign earnings. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. At this time the Company has not and does not expect to take advantage of the one-time deduction of foreign earnings.

In May 2005, the FASB issued SFAS 154,“Accounting Changes and Error Corrections”, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, and the Company will adopt the guidance in the first quarter of 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the years ended December 31, 2003, 2004 and 2005, approximately 51%, 57% and 67%, respectively, of our expenses were generated in the Philippines. We derive all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our overseas operation by approximately $3.2 million, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $3.2 million. Expenses relating to our operations outside the United States increased for the year ended December 31, 2005 when compared with the year ended December 31, 2004 due to increased costs associated with higher revenue generation and customer management services and the decrease in the value of the U.S. dollar relative to the Philippine peso.

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

Interest Rate Sensitivity

We had cash, cash equivalents and restricted cash equivalents totaling $27.8 million and marketable securities totaling $23.9 million at December 31, 2005. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1% decrease in short term rates would reduce our interest income for the year ended December 31, 2005 by approximately $0.2 million.

Inflation Rate Sensitivity

For the years ended December 31, 2003, 2004, and 2005, approximately 51%, 57%, and 67% respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the years ended December 31, 2004 and 2005 average annual inflation rates of 5.5% and 7.6%, respectively, kept prices generally stable. For 2006, the Philippine Central Bank has set a target inflation rate of 4.0-5.0%. As of January 2006, the most recent report from the Philippine Central Bank indicates 2006 inflation will exceed the targeted rate but decrease from the level achieved in 2005. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast growing population, high unemployment and underemployment and a high number of college graduates a year entering a market that cannot absorb all of them. A reversal of this trend, increased wage pressure due to increased competition as the BPO industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses that are triggered if the Philippine inflation rate exceeds certain thresholds. At this time, those thresholds have not been met.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Management’s Report on Internal Control Over Financial Reporting.  Pursuant to Section 404 of the Sarbanes- Oxley Act of 2002, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that as of December 31, 2005, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, were effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. A copy of this report is included at page F-2 of this Annual Report on Form 10-K

(b) Changes in internal control over financial reporting.  There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9(a) above that occurred during the period covered by this annual report on Form 10-K and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

The information required by Items 401, 405 and 406 of Regulation S-K is incorporated by reference contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Director Compensation,” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference from the information under the captions “Related Stockholder Matters” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information under the captions “Sale of Common and Preferred Stock,” “Transactions with Management and Our Five Percent Stockholders” and “Registration Rights” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Independent Public Accountants” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

Consolidated Financial Statements of PeopleSupport, Inc.

(2) Financial Statement Schedule

The financial statement schedule required by this item is a part of this Form 10-K and should be read in conjunction with our consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PeopleSupport, Inc.
Los Angeles, California

The audits referred to in our report dated March 2, 2006 relating to the consolidated financial statements of PeopleSupport, Inc., which is presented on the page set forth in Item 15 of this Form 10-K, included the audit of the financial statement schedule presented below. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/  BDO SEIDMAN, LLP

Los Angeles, California
March 2, 2006

Schedule II — Valuation and Qualifying Accounts

	Years Ended December 31, 2003, 2004 and 2005
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deduction	End of Year
	(In thousands)

Valuation allowance for accounts receivable 2003:	$237	$293	$23	$553
Valuation allowance for accounts receivable 2004:	553	(51)	(51)	451
Valuation allowance for accounts receivable 2005:	451	102	(66)	487

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See below.

Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Amended and Restated Investor Rights Agreement
10.1*(1)	PeopleSupport, Inc. 1998 Stock Incentive Plan
10.2*(1)	Form of PeopleSupport, Inc. Stock Option Agreement (no acceleration on change of control)
10.3*(1)	Form of PeopleSupport, Inc. 1998 Stock Option Agreement (includes acceleration on change of control)
10.4*(1)	PeopleSupport, Inc. 2002 Management Incentive Plan
10.5*(1)	Amendment to PeopleSupport, Inc. 2002 Management Incentive Plan
10.6†(1)	Amended and Restated Customer Support Services Agreement, dated July 1, 2004, between PeopleSupport, Inc. and Expedia, Inc.
10.7†(1)	Memorandum of Agreement, dated December 15, 2003, between PeopleSupport, Inc. and Ayala Land, Inc.
10.8†(2)	Definitive Contract of Lease with Ayala
10.9*(1)	Letter Agreement, dated May 20, 2002, between PeopleSupport, Inc. and Caroline Rook
10.10†(1)	Master Services Agreement, dated January 2, 2003, between PeopleSupport, Inc. and EarthLink, Inc.
10.11†(1)	Professional Services Contract, dated December 4, 2000, between PeopleSupport, Inc. and Network Solutions, Inc.
10.12*(1)	Form of 2004 Stock Incentive Plan
10.13*(1)	Form of 2004 Employee Stock Purchase Plan
10.14*(1)	Form of Indemnification Agreement between the Registrant and its officers and directors
10.15*(1)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Stock Option Agreement
10.16†(2)	Master Services Agreement, dated June 11, 2003, between PeopleSupport, Inc. and ConsumerInfo.com
10.17*(3)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Stock Notice of Stock Option Grant
10.18*(3)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Stock Notice of Stock Option Grant (for Director Lever and Above)
10.19*(3)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Stock Notice of Exercise of Stock Option
10.20*(4)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Restricted Stock Units Agreement (for Non-Employee Directors)
10.21*(4)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Restricted Stock Units Agreement (for Executives)

Number	Description

10.22(5)	Agreement and plan of Merger, among PeopleSupport, Inc., Rapid Text, Inc., and the Stockholders of Rapid Text, Inc., dated January 9, 2006.
10.23(5)	Office Lease, dated January 9, 2006
21.1	List of Subsidiaries
23.2	Consent of BDO Seidman, LLP
24.1	Power of Attorney (included in signature page)
31.1	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(6)	Certification by Chief Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(6)	Certification by Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management employment contract or compensatory plans or arrangements.

†	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1, File No. 333-115328, originally filed with the Securities and Exchange Commission on May 10, 2004, as amended.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-120150, filed with the Securities and Exchange Commission on November 2, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 12, 2006.

(6)	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
PeopleSupport, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of PeopleSupport, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of PeopleSupport, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, CA
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
PeopleSupport, Inc.
Los Angeles, California

We have audited management’s assessment, included in Management’s report on internal control over financial reporting appearing in Item 9A of the accompanying Annual Report on Form 10-K, that PeopleSupport, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2005 and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, California
March 2, 2006

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2005
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,583	$27,760
Restricted short-term cash equivalent	422	—
Marketable securities	—	23,853
Accounts receivable, net of allowance for doubtful accounts of $451 and $487	5,560	8,414
Investment in receivable portfolios	7	—
Deferred tax assets	668	4,226
Prepaid expenses and other current assets	1,633	2,448

Total current assets	49,873	66,701
Property and equipment, net	7,407	10,622
Deferred management incentive plan compensation	940	598
Deferred tax assets	6,161	15,051
Other long-term assets	699	1,354

Total assets	$65,080	$94,326

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,346	$2,181
Accrued liabilities	2,527	3,912
Management incentive plan obligation	342	475
Deferred revenue	1,888	3,481
Other current liabilities	106	69

Total current liabilities	6,209	10,118
Management incentive plan obligation	684	474
Deferred rent	117	978
Other long-term liabilities	135	364

Total liabilities	7,145	11,934

Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $.001 par value; authorized 4,000 shares	—	—
Stockholders’ equity
Common stock, $.001 par value; authorized 87,000 shares; 18,015 and 18,306 shares issued and outstanding at December 31, 2004 and 2005, respectively	18	18
Additional paid-in capital	112,514	113,234
Accumulated deficit	(53,043)	(30,214)
Accumulated other comprehensive income	80	342
Deferred stock compensation	(1,634)	(988)

Total stockholders’ equity	57,935	82,392

Total liabilities, preferred stock and stockholders’ equity	$65,080	$94,326

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2004	2005
	(In thousands, except per share data)

Revenues	$30,013	$44,511	$62,124
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	12,921	24,483	35,460
Management incentive plan — cost of revenues	—	788	273
Selling, general and administrative (exclusive of management incentive plan expense shown below)	6,134	9,721	12,485
Management incentive plan — selling, general and administrative	—	4,549	69
Depreciation and amortization	3,166	3,927	4,414
Gain on sale of receivable portfolios	—	(172)	—
Restructuring charges	(345)	(22)	—

	8,137	1,237	9,423
Interest expense	3	—	—
Interest income	(75)	(231)	(1,388)
Other expense (income)	(8)	7	47

Income before benefit for income taxes	8,217	1,461	10,764
Provision (benefit) for income taxes	231	(6,863)	(12,065)

Net income	7,986	8,324	22,829
Foreign currency translation adjustment	(3)	(140)	411
Unrealized loss on securities	—	(4)	(149)

Comprehensive income	$7,983	$8,180	$23,091

Basic earnings per share	$3.15	$1.39	$1.26
Diluted earnings per share	$0.64	$0.55	$1.21
Basic weighted average shares outstanding	2,533	5,996	18,165
Diluted weighted average shares outstanding	12,560	15,012	18,917

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2003, 2004 and 2005

					Accumulated		Total
			Additional		Other	Deferred	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Equity
	Shares	Amount	Capital	Deficit	Income	Compensation	(Deficit)
	(In thousands)

Balance, at December 31, 2002	2,533	$3	$4,409	$(69,353)	$227	$—	$(64,714)
Exercise of stock options	3	—	1	—	—	—	1
Comprehensive income (loss)	—	—	—	7,986	(3)	—	7,983
Deferred stock compensation	—	—	1,998	—	—	(1,998)	—
Amortization of deferred stock compensation	—	—	(5)	—	—	124	119

Balance, at December 31, 2003	2,536	3	6,403	(61,367)	224	(1,874)	(56,611)
Exercise of stock options	209	—	104	—	—	—	104
Initial public offering	5,349	5	31,565	—	—	—	31,570
Conversion of preferred shares	10,461	11	74,257	—	—	—	74,268
Warrant conversion	7	—	—	—	—	—	—
Repurchase of common stock	(547)	(1)	(1,349)	—	—	—	(1,350)
Comprehensive income (loss)	—	—	—	8,324	(144)	—	8,180
Deferred stock compensation	—	—	1,728	—	—	(1,728)	—
Amortization of deferred stock compensation	—	—	(194)	—	—	1,968	1,774

Balance, at December 31, 2004	18,015	18	112,514	(53,043)	80	(1,634)	57,935
Exercise of stock options	291	—	295	—	—	—	295
Comprehensive income	—	—		22,829	262	—	23,091
Deferred compensation for restricted stock units	—	—	414	—	—	(388)	26
Amortization of deferred stock compensation	—	—	(178)	—	—	1,034	856
Tax benefit for disqualifying dispositions of stock options	—	—	189	—	—	—	189

Balance, at December 31, 2005	18,306	$18	$113,234	$(30,214)	$342	$(988)	$82,392

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2004	2005
	(In thousands)

OPERATING ACTIVITIES
Net income	$7,986	$8,324	$22,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,166	3,927	4,414
Provision for doubtful accounts	293	(51)	102
Stock-based compensation	119	1,774	882
Amortization of deferred compensation costs	—	85	342
Gain on sale of receivable portfolio	—	(172)	—
Non-cash restructuring charges	427	—	—
Reduction of excess accrual for restructuring	(974)	(22)	—
Loss on disposal of property and equipment	—	313	64
Benefit for deferred income taxes	—	(6,829)	(12,269)
Changes in operating assets and liabilities:
Accounts receivable	270	(3,032)	(2,953)
Prepaid expenses and other assets	(624)	(404)	(770)
Other long-term assets	(49)	(118)	(805)
Accounts payable and accrued liabilities	765	370	3,225
Deferred revenue	163	652	1,606
Reserve for restructuring	58	—	—
Cash payments on restructuring reserve	(758)	(3)	—

Net cash provided by operating activities	10,842	4,814	16,667
INVESTING ACTIVITIES
Purchases of receivable portfolios	(723)	—	—
Collections applied to principal of receivable portfolios	101	510	7
Proceeds from sale of receivable portfolios	—	355	—
Purchases of property and equipment	(3,370)	(6,950)	(7,327)
Proceeds from sale of fixed assets	—	—	120
Restricted cash equivalent	349	228	422
Proceeds from called short term investments	—	—	2,000
Purchases of marketable securities	—	—	(29,600)
Maturities of marketable securities	—	—	3,600

Net cash used in investing activities	(3,643)	(5,857)	(30,778)
FINANCING ACTIVITIES
Payments of capital lease obligation	(59)	—	—
Payments on line of credit borrowings	(166)	—	—
Repurchase of common stock	—	(1,350)	—
Proceeds from the exercise of warrants to purchase redeemable preferred stock	—	157	—
Proceeds from initial public offering	—	34,820	—
Public offering costs	—	(3,250)	—
Proceeds from the exercise of stock options	1	104	295

Net cash provided by (used in) financing activities	(224)	30,481	295
Effect of exchange rate changes on cash	(3)	(6)	(7)

Net increase (decrease) in cash and cash equivalents	6,972	29,432	(13,823)
Cash and cash equivalents, beginning of period	5,179	12,151	41,583

Cash and cash equivalents, end of period	$12,151	$41,583	$27,760

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$3	$—	$—
Taxes paid for the period	15	392	48
NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized holding (losses) on marketable securities	$—	$—	$(146)
Construction in progress incurred but not paid	—	—	1,329
Conversion of preferred to common stock	—	74,268	—
Non-cash tax benefit from disqualifying dispositions	—	—	189

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. The Company maintains an allowance for potential credit losses and write-offs of accounts receivable, which amounted to $451 and $487 at December 31, 2004 and 2005, respectively.

Revenue and accounts receivable from significant customers, who in any one or more of the years shown accounted for 10% or more of the Company’s revenue for the year were as follows:

	As of and for the Years Ended December 31,
	2003		2004		2005
	% of	% of A/R,	% of	% of A/R,	% of	% of A/R,
	Revenue	Net	Revenue	Net	Revenue	Net

Company A	49%	—%	31%	19%	27%	21%
Company B	26	17	8	5	7	9
Company C	13	75	26	31	20	26
Company D	4	4	12	3	12	—

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

The Company’s revenues are dependent on clients in the travel, hospitality, technology and communications industries, and a material decrease in demand for outsourced services in these industries could result in decreased revenues. Additionally, the Company has significant operations in the Philippines, and is subject to risks associated with operating in the Philippines including political, social and economic instability and increased security concerns, fluctuation in currency exchange rates and exposure to different legal standards. Carrying amount of total assets used in our Philippine operations were $7,903 and $11,995 at December 31, 2004 and 2005, respectively.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Restricted Cash Equivalent

Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less. Cash equivalents at December 31, 2004 and 2005 consist of money-market funds, municipal bonds and federal agency securities. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company believes no significant concentration of credit risk exists with respect to the Company’s short term investments. As of December 31, 2005, the Company did not have any restricted cash.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenues

Cost of revenues consists primarily of employee-related costs associated with the services rendered on behalf of a client, as well as telecommunications costs, information technology costs associated with providing services, facilities support and customer management support costs related to the operation of outsourcing and data centers and consultant services.

Net Income Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.

The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Years Ended December 31,
	2003	2004	2005

Options	136	15	220
Preferred stock warrants	1,211	—	—
Common stock warrants	72	127	50

	1,419	142	270

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Years Ended December 31,
	2003			2004			2005
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$7,986	2,533	$3.15	$8,324	5,996	$1.39	$22,829	18,165	$1.26
Effect of dilutive securities:
Options	—	438		—	945		—	752
Warrants	—	201		—	604		—	—
Convertible preferred stock	—	9,388		—	7,467		—	—

Income available to common stockholders	$7,986	12,560	$0.64	$8,324	15,012	$0.55	$22,829	18,917	$1.21

Segments of an Enterprise

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates as two business segments: customer management services and accounts receivable management services; however, our accounts receivable management segment is not separately presented as it currently represents substantially less than ten percent of the combined revenues, profit and assets of the total reported operating segments (Note 11).

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123: “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock price and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

	Years Ended December 31,
	2003	2004	2005

Net income as reported	$7,986	$8,324	$22,829
Add: Stock-based compensation expense included in reported net income, net of related tax effects	119	1,774	564
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(332)	(2,153)	(2,250)

Pro forma net income	$7,773	$7,945	$21,143

Basic earnings per share
As reported	$3.15	$1.39	$1.26
Pro forma	$3.07	$1.33	$1.16
Diluted earnings per share
As reported	$0.64	$0.55	$1.21
Pro forma	$0.62	$0.53	$1.12

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated weighted average fair value of options granted during the years ended December 31, 2003, 2004 and 2005 was $5.15, $5.31 and $3.67 respectively. The fair value of each option was estimated on the date of grant using the following weighted average assumptions used for grants for the years ended December 31, 2003, 2004 and 2005:

	Years Ended December 31,
	2003	2004	2005

Risk free interest rate	2.71%	3.73%	4.2%
Expected life (years)	5.0	4.0	4.4
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.0%	30.9%	48.7%

In the fourth quarter of 2005, we began issuing restricted stock units to the Board of Directors and certain key executives. In accordance with APB No. 25, the fair value of the awards are amortized over the vesting period and expensed in net income.

Comprehensive income

The Company follows the reporting and disclosure requirements of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 requires the disclosure of total non-stockholder changes in equity and its components, which would include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The components of other comprehensive income applicable to the Company are translation gains and losses on foreign currency and unrealized gains and losses on securities.

The components of accumulated other comprehensive income are as follows:

	Foreign Currency	Unrealized Loss on
	Items	Securities	Total

Balance, December 31, 2003	$224	$—	$224
2004 change	(140)	(4)	(144)

Balance, December 31, 2004	84	(4)	80
2005 change	411	(149)	262

Balance, December 31, 2005	$495	$(153)	$342

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income over the requisite service period. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for fiscal years beginning after June 15, 2005, and the Company will adopt the guidance in the first quarter of 2006. We estimate that under FAS 123R, the expensing of unvested options granted through December 31, 2005, will increase expenses by approximately $2.1 million in 2006.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004 and allows for a one-time deduction on the repatriation of certain foreign earnings. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. At this time the Company has not and does not expect to take advantage of the one-time deduction of foreign earnings.

In May 2005, the FASB issued SFAS 154,“Accounting Changes and Error Corrections”, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, and the Company will adopt the guidance in the first quarter of 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

3 — Property and Equipment

Property and equipment consist of the following at December 31:

	2004	2005

Furniture and fixtures	$2,724	$2,371
Computer equipment	7,931	11,298
Software	930	1,206
Leasehold improvements	3,636	5,645

	15,221	20,520
Less: Accumulated depreciation and amortization	(7,814)	(9,898)

Total property and equipment	$7,407	$10,622

As of December 31, 2004 and 2005, the Company did not have any assets that had been acquired under a capital lease.

4 —  Credit Agreements

In July 2003, the Company entered into a Revolving Note agreement that allowed the Company to borrow up to $3,000. The Revolving Note was never utilized and was retired in April 2004. As of December 31, 2004 and 2005, the Company had no outstanding credit balances nor did the Company have any credit agreements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5 — Commitments and Contingencies

Leases

The following summarizes our contractual obligations at December 31, 2005, all of which represent operating lease payment obligations. Subsequent to December 31, 2005, the Company acquired Rapidtext, Inc., and added two facilities in Costa Rica and one in the Philippines. The significant operating leases acquired through the date of this report have been included in the table below:

Operating
Years Ending December 31,	Lease

2006	$3,161
2007	2,977
2008	2,805
2009	2,440
2010	2,789
Thereafter	12,089

Total	$26,261

In May 2003, the Company renewed two Standby Letters of Credit related to lease obligations in Los Angeles and Manila and adjusted the pledged collateral to $650. Pursuant to the terms of the letters of credit, $138 of the security interest was released in August 2004, $90 was released in December 2004 and the remaining $422 was released in August 2005.

For the years ended December 31, 2003, 2004 and 2005, the Company did not incur any interest expense associated with capital lease obligations. The Company records rental expense on a straight-line basis over the base, non-cancelable lease terms. Any difference between the calculated expense and the amount actually paid are reflected as a liability in the accompanying consolidated balance sheet and totaled $223 and $352 at December 31, 2004 and 2005, respectively. Rent expense for the years ended December 31, 2003, 2004 and 2005 was $2,159, $1,943, and $2,667, respectively.

The Company currently has three outsourcing center leases which stipulate changes in lease payments due to inflation or deflation in the Philippines or fluctuations in the value of the Philippine peso relative to the value of the U.S. dollar. These leases provide for increases in lease payments in the case of extraordinary inflation. Two of these contracts provide that an event of extraordinary inflation will be conclusively presumed to have occurred if the specified exchange rate of the Philippine peso relative to the U.S. dollar increases by more than 25% over a short period, or if the purchasing power of the Philippine peso decreases by more than 25% over the same period. The third of these contracts provides for an increase in our lease obligations if the local consumer price index increases by 16% or more over a 12 month period. Another one of the Company’s leases provides that in the case of an extraordinary reduction in the value of the currency used to make payments under the lease, the value of the currency at the time the Company entered into the obligation will be the basis of payment. In the event of extraordinary inflation, the Company obligations under this agreement could increase by 16% to 25% or more. In each of the last two years, the Philippines has recorded an annual inflation rate of approximately four percent. Rulings by the Philippine Supreme Court indicate that the Philippines has not experienced any period of inflation in the past that would be construed as extraordinary inflation under the Company’s contracts.

The Company has the option to renew leases under various terms, at various rates as specified with each lease agreement.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Compensation Obligation

Effective July 1, 2002, the Company adopted its 2002 Management Incentive Plan (the “Plan”) under which the Company is obligated to make payments to senior management and key employees upon completion of certain significant transactions, including the sale of the Company or an initial public offering pursuant to the Securities Act of 1933. Under the Plan, certain key employees designated by the Company’s board of directors received cash payments based on the aggregate net proceeds received by the Company and selling stockholders from the offering. The Company paid $5,337 under the Plan upon the closing of our initial public offering on October 6, 2004, and was obligated to pay an additional $1,026 over time to key employees based on continued service or other performance criteria. For the year ended December 31, 2005, the Company made payments of $77 and as of year-end, the Company is obligated to make further payments of approximately $949. The deferred obligation under the management incentive plan has been recorded in the accompanying balance sheet. Approximately $342 of the deferred obligation was amortized and expensed in the year ended December 31, 2005.

Litigation

The Company is, from time to time, a defendant or plaintiff in litigation related to claims arising out of its operations in the ordinary course of business. The Company believes that no such claims should have a material adverse impact on its financial condition or results of operations.

6 — Convertible Preferred Stock

From August 1998 through April 2000, the Company issued shares of convertible preferred stock, which were issued and outstanding immediately before the completion of the initial public offering of the Company’s common shares. The Company’s certificate of incorporation, as previously in effect, provided for conversion of the preferred stock, on a one-for-one basis, upon the closing of an underwritten public offering of the Company’s common shares at a price of not less than $9.59 per share that would generate gross proceeds to the Company and/or selling stockholders of no less than $40,000. On September 28, 2004, the Company amended its certificate of incorporation to reduce the minimum price per share for converting the preferred shares from $9.59 to $6.95. Upon the closing of the Company’s initial public offering on October 6, 2004, 10,461 preferred shares automatically converted to common shares on a one-for-one basis.

7 — Warrants

In April 2000, in connection with the original line of credit borrowing, the Company issued a warrant to purchase 27 shares of Series D preferred stock at $15.65 per share. The warrant was issued in April 2000 and expired in April 2005. The fair value was determined to be $299 and was amortized over the life of the line of credit as additional interest expense. Additional interest expense related to this warrant was $87 for the year ended December 31, 2001. As of December 31, 2005, the warrant had expired without being exercised. In May 2000, in connection with a credit agreement, the Company issued a warrant to purchase 96 shares of common stock at $15.65 per share. The warrant was issued in May 2000 and expired five years from the issuance date in May 2005. The fair value was determined to be $416 and was amortized over the life of the credit agreement as additional interest expense. During 2001 and 2002, the Company recorded $139 and $174 additional interest expense. As of December 31, 2005, the warrant had expired without exercise.

In June 2001, in connection with the renewal of the line of credit borrowing, the Company issued a warrant to purchase four shares of Series D preferred stock at $15.65 per share. The warrant expires five years from the issuance date in June 2006. The fair value was determined to be $41 and was amortized over the life of the line of credit as additional interest expense. Additional interest expense related to this warrant was $21 for each of the years ended December 31, 2001 and 2002. As of December 31, 2005, the warrant had not been exercised. Upon the closing of the Company’s initial public offering on October 6, 2004, the preferred warrants automatically converted on a one-for-one basis to common stock warrants.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8 — Stock Options and Restricted Stock Units

2004 Stock Incentive Plan

The 2004 stock incentive plan was adopted by the Company’s board of directors in July 2004, and following stockholder approval became effective upon the completion of the Company’s initial public offering. The 2004 stock incentive plan is administered by the board of directors or the compensation committee of the board. The 2004 stock incentive plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. Incentive stock options may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The board of directors can amend or modify the 2004 stock incentive plan at any time, with stockholder approval, as required.

Under the 2004 stock incentive plan, 900 shares of common stock are authorized for issuance. However, no participant in the 2004 stock incentive plan can receive option grants, restricted shares, stock units, or stock appreciation rights for more than 180 shares total in any calendar year, or for more than 720 shares total in the first year of service. The number of shares reserved for issuance under the 2004 stock incentive plan will be increased on the first day of each fiscal year during the term of the plan, beginning January 1, 2006 by the lesser of 1,100 shares, 4% of our outstanding common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by the board of directors.

In addition, all shares available for issuance under our 1998 stock incentive plan that ceased to be available for future grant under that plan upon completion of the Company’s initial public offering instead became available for issuance under the 2004 stock incentive plan. This includes shares subject to outstanding options under our 1998 stock incentive plan that expire, terminate or are cancelled before being exercised and unvested shares that are forfeited pursuant to that plan.

2004 Employee Stock Purchase Plan

The 2004 employee stock purchase plan was adopted by our board of directors in July 2004 and is intended to qualify under Section 423 of the Internal Revenue Code. A total of 225 shares of common stock have been reserved for issuance under our employee stock purchase plan. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of 400 shares, 1.25% of our outstanding common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by the board of directors. Under the plan, eligible employees may purchase common stock during the designated offering period through accumulated payroll deductions at a price equal to the fair market value less a pre-determined percentage on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less.

At this time, the 2004 employee stock purchase plan has yet to be implemented, no date has been set for implementation and there has been no activity associated with the plan.

Starting in the fourth quarter of 2005, we began issuing Restricted Stock Units to Directors and certain employees. For the year ended December 31, 2005, 54 Restricted Stock Units were granted with a weighted average fair value of $7.69. The awards vest over one to three years and are accounted for under APB 25. As of December 31, 2005, none of the restricted stock units had been cancelled or exercised, and the restricted stock units are not included in the chart below.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the years ended December 31, 2003, 2004 and 2005 is summarized as follows:

		Weighted
		Average
	Number of	Exercise	Shares
	Shares	Price	Exercisable

Balance, at December 31, 2002	847	$1.32	326
Granted	422	0.41
Canceled	(162)	1.17
Exercised	(3)	0.41

Balance, at December 31, 2003	1,104	1.01	495
Granted	460	5.59
Canceled	(103)	3.44
Exercised	(209)	0.50

Balance, at December 31, 2004	1,252	2.57	450
Granted	962	8.39
Canceled	(224)	6.70
Exercised	(291)	9.17

Balance, at December 31, 2005	1,699	$5.58	474

The Company’s 2004 Stock Incentive Plan, (the “Plan”) provides for the issuance by the board of directors of stock options at prices not less than 85% (110% if the award is issued to a 10% stockholder) of the fair market value at the date of issue. An aggregate of 2,759 options were reserved under the Plan, of which 757 options were available for future grant by the Board of Directors at December 31, 2005.

The Plan provides for the grant of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally vest 25% after one year of service and ratably over 36 months thereafter.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Weighted Average			Exercisable
		Remaining		Weighted Average
		Contractual	Exercise		Exercise
Exercise Price per Share	Shares	Life (Years)	Price	Shares	Price

$ 0.03	33	2.54	$0.03	33	$0.03
0.19	89	2.92	0.19	89	0.19
0.41	394	7.57	0.41	154	0.41
1.15	9	4.05	1.15	9	1.15
1.89	3	4.15	1.89	3	1.89
5.15	73	4.72	5.15	73	5.15
6.80	90	8.77	6.80	37	6.80
6.85	42	8.21	6.85	16	6.85
7.23	399	9.80	7.23	1	7.23
7.69	20	9.77	7.69	0	0.00
8.15	27	8.94	8.15	10	8.15
8.48	47	9.30	8.48	1	8.48
8.49	15	10.00	8.49	0	0.00
8.56	87	9.99	8.56	0	0.00
8.63	148	9.94	8.63	0	0.00
9.09	50	8.82	9.09	20	9.09
9.36	20	9.49	9.36	3	9.36
9.40	55	9.55	9.40	0	0.00
10.80	98	9.15	10.80	25	10.80

Total	1,699	8.35	$5.59	474	$2.98

Deferred compensation represents the difference between the deemed fair value of the Company’s common stock for financial accounting purposes and the exercise price of these options at the date of grant. Deferred compensation expense is amortized ratably using an accelerated method over the vesting period. During the years ended December 31, 2003, 2004 and 2005, such stock-based compensation expense included in the consolidated statement of operations amounted to $119, $1,774 and $882, respectively. Options granted during the years ended December 31, 2003 and 2004 resulted in deferred compensation of $1,998 and $1,728, respectively. In 2005, grants of restricted stock units resulted in deferred compensation of $414.

Stock based compensation expense was classified in the statement of operations as follows:

	Years Ended December 31,
	2003	2004	2005

Cost of revenues	$61	$566	$271
Selling, general & administrative	58	1,208	611

	$119	$1,774	$882

Grants of certain unexercised options under the Company’s 1998 Stock Incentive Plan from January 1, 2003 to April 28, 2004, may not have been exempt from registration or qualification under federal and state securities laws and the Company did not obtain any required registration or qualification. In order to comply with California securities law, the Company made a rescission offer to the U.S. holders of these options. The Company offered to repurchase the options at 20% of the option exercise price multiplied by the number of shares underlying the option, plus interest at an annual rate of 7% from the grant date and offered to repurchase the shares at the full exercise price

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received for the shares plus interest at an annual rate of 7% from the date of exercise. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. Two individuals accepted our offer to repurchase options and no offerees accepted our offer to repurchase shares. The aggregate amount paid-out to these two individuals was less than $100.

9 — Restructuring Charges

From 2000 to 2004, the Company reorganized to reduce future operating costs by streamlining operations and moving them to lower-cost operating centers in the Philippines.

On January 1, 2003, we had reserved $1,555 for restructuring charges, with $753 having been reserved for severance related costs and $802 having been reserved for lease termination costs. During the year, we completely closed our St. Louis outsourcing center and transferred those functions to our lower-cost outsourcing centers in the Philippines. As a result of this reorganization and the closure of this facility, we recorded an additional charge of approximately $629 with respect to staffing reductions, asset impairments, and lease termination costs. The charge was comprised of approximately $283 for the write-down of abandoned leasehold improvements, $267 of lease termination costs, and $79 for severance and related costs in connection with the elimination of approximately 22 positions from our St. Louis outsourcing center. During the year we incurred cash charges of approximately $170 for severance related costs and $588 for lease termination costs. We incurred an additional $144 of lease termination costs and $283 related to asset write-downs. We also released approximately $974 of the 2002 accrued restructuring liability based on lower than anticipated actual expenses for the lease termination and severance costs.

During the year ended December 31, 2004, we completed the restructuring, paying $3 in severance related costs and released the remaining reserve of $22 related to severance.

During the year ended December 31, 2005, we did not incur any restructuring related costs.

There were no charges or changes to the restructuring costs in 2005.

The following table summarizes the Company’s activities related to these charges for the years ended December 31, 2003 and 2004:

	Severance and	Lease	Asset
	Related Cost	Termination	Write-Down	Total

Reserve for restructuring, at December 31, 2002	$753	$802	$—	$1,555
2003 restructuring charges	79	267	283	629
Cash payments	(170)	(588)	—	(758)
Reduction of excess accrual	(637)	(337)	—	(974)
Non cash charges	—	(144)	(283)	(427)

Reserve for restructuring, at December 31, 2003	25	—	—	25
Cash payments	(3)	—	—	(3)
Reduction of excess accrual	(22)	—	—	(22)

Reserve for restructuring, at December 31, 2004	$—	$—	$—	$—

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 — Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2003	2004	2005

Current:
Federal	$120	$(23)	$137
State	111	(11)	67

	231	(34)	204

Deferred:
Federal	—	(6,529)	(12,050)
State	—	(300)	(219)

	—	(6,829)	(12,269)

Total provision (benefit)	$231	$(6,863)	$(12,065)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2003	2004	2005

Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	1.3	(0.8)	(0.9)
Difference between foreign tax rates and U.S. tax rates	(1.9)	(86.6)	(16.6)
Other	0.1	7.6	(0.8)
Deferred stock compensation (ISOs)	—	42.5	2.9
Change in valuation allowance	(31.7)	(467.4)	(131.7)

	2.8%	(469.7)%	(112.1)%

Income/(loss) before income taxes is as follows:

	Years Ended December 31,
	2003	2004	2005

Domestic	$7,773	$(2,156)	$5,667
Foreign	444	3,617	5,097

	$8,217	$1,461	$10,764

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary components of temporary differences which give rise to the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Years Ended
	December 31,
	2004	2005

Net deferred tax asset:
Net operating loss and credit carryforwards	$23,779	$21,693
Reserves and allowances	103	181
Other	(255)	28
Federal effect of state tax	—	(426)
Less: valuation allowance	(16,798)	(2,200)

	$6,829	$19,276

As of December 31, 2005, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $51,487 and $38,771, respectively. The Federal and state net operating loss carryforwards begin to expire in the years 2020 and 2006, respectively. In the fourth quarter of 2005, the Company released all of the federal deferred tax asset valuation allowance, and all but $2,200 of the state deferred tax asset valuation allowance as the Company determined that it is more likely than not that the deferred tax assets will provide future tax benefits. The Company’s ability to realize net operating loss carryforwards may be limited in the future in the event that a change in ownership occurs, as defined by the Internal Revenue Code.

The Company is currently the beneficiary of tax holiday incentives granted by two governing agencies in the Philippines. Both agencies have granted the Company income tax holidays with durations of four to six years, with the possibility of two to three year extensions. The tax holidays expire at staggered dates beginning in 2006 and ending in 2008, unless extended. Philippine tax rates will then apply to the income earned by the Company’s Philippines subsidiary. The estimated effective income tax rate in the Philippines for the year ended December 31, 2005 would have been 32.5% or 5% on gross income with respect to income derived from activities covered by our registration with the Philippines Export Zone Authority.

A deferred U.S. tax liability has not been provided on the unremitted earnings of the Philippine subsidiary because it is the intent of the Company to permanently reinvest these earnings in the Philippines. Undistributed pre-tax earnings of the Philippine subsidiary, which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes — Special Areas,” aggregated approximately $3,795 and $8,892 at December 31, 2004 and 2005, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would accrue the applicable amounts of taxes associated with such earnings using the effective federal tax rate at the time of repatriation.

11 — Geographic and Product Data

The Company operates as two business segments: customer management services and accounts receivable management services; however, our accounts receivable management segment is not separately presented as it currently represents substantially less than ten percent of the combined revenues, profit and assets of the total reported operating segments. Substantially all of the Company’s revenue was derived from U.S.-based companies, denominated in U.S. dollars and recognized by the U.S. entity. Through 2005, substantially all of the Company’s revenues have been derived from the sale of customer management services.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of the Company’s long-lived assets and depreciation and amortization between those in the United States and the Philippines is set forth below.

	As of
	December 31,
	2004	2005

Long-lived assets:
U.S.	$1,797	$1,312
Philippines	5,610	9,310

Total	$7,407	$10,622

	Years Ended December 31,
	2003	2004	2005

Depreciation and amortization:
U.S.	$1,896	$1,376	$1,005
Philippines	1,270	2,551	3,409

Total	$3,166	$3,927	$4,414

12 — Stock Split

On August 5, 2004, the Company’s Board of Directors effected a 1 for 2.74 reverse stock split of the Company’s common and preferred stock. The financial statements have been retroactively restated for the effects of the reverse stock split.

13 — Initial Public Offering

The registration statement relating to the Company’s initial public offering was declared effective by the Securities and Exchange Commission on September 30, 2004. On October 6, 2004, the Company completed the initial public offering whereby 4,746 shares of common stock were sold by the Company and 2,072 shares were sold by existing shareholders at $7.00 per share. The Company generated approximately $27,600 of net proceeds (net of underwriting discounts and approximately $3,250 of offering expenses). Existing shareholders generated approximately $13,500 of net proceeds (net of underwriting discounts).

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

On October 19, 2004, the Company was notified that, pursuant to section 3 of the Underwriting Agreement, the Underwriters exercised their over-allotment option in the amount of 603 additional shares. On October 25, 2004, the Company completed the sale of the 603 additional shares, and generated approximately $3,900 of net proceeds.

14 — Subsequent Events

On January 9, 2006, the Company completed the acquisition of Rapidtext Inc., for approximately $8,775 in cash, including $1,300 held in escrow to satisfy indemnification obligations and a net working capital holdback of

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$350, and $975 in stock. The transaction was financed through existing cash and cash equivalents available at December 31, 2005. We issued 113 shares of our common stock to stockholders of Rapidtext, Inc. The shares are subject to vesting based on the achievement of certain performance metrics over a one year period. Rapidtext provides specialized transcription and captioning services for insurance, law enforcement, entertainment, education and healthcare industries. For the twelve months ended December 31, 2005, Rapidtext had revenues of approximately $9,700.

In February 2006, we entered into a contract with a Fortune 500 company in the U.S. to operate a call center in Costa Rica and signed two new leases for an aggregate of 33,690 square feet. The leases expire in 2012 and the amounts payable under the terms of these leases are included in Note 5. Under the agreement with our client, we will build and operate outsourcing centers in Costa Rica. While operating this center, we may use this center for other clients as well. We believe our Costa Rica facilities will also enable us to supplement our BPO offerings with services requiring Spanish language fluency for our existing and new clients.

15 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data for fiscal 2004 and 2005 is as follows:

	2004
	1st Qtr.	2nd Qtr.	3rd Qtr.(2)	4th Qtr.(3)
	(In thousands, except per share data)

Revenues	$9,551	$10,445	$11,936	$12,579
Income from operations	1,881	1,323	1,975	(3,942)
Net income	1,839	1,290	1,932	3,263
Basic income per share(1)	$0.71	$0.57	$0.90	$0.19
Diluted income per share(1)	$0.13	$0.09	$0.14	$0.18

	2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In thousands, except per share data)

Revenues	$14,056	$14,739	$16,317	$17,012
Income from operations	2,568	1,952	2,597	2,306
Net income(4)	2,756	2,239	5,513	12,321
Basic income per share	$0.15	$0.12	$0.30	$0.67
Diluted income per share	$0.15	$0.12	$0.29	$0.65

(1)	The basic and diluted per share amounts have been restated to give retroactive effect to a 1 for 2.74 reverse stock split of our stock that occurred on August 5, 2004.

(2)	On February 25, 2005, the Company restated its results for the three and nine months ended September 30, 2004 to exclude a charge related to payment obligations of approximately $4,800 under the management incentive plan in connection with the Company’s initial public offering and to make other adjustments related to obligations under the plan. During the initial preparation of the Company’s financial statements for the quarter ended September 30, 2004, the $4,800 paid under the incentive plan was recorded as of September 30 because by September 30 the registration statement for the offering had been declared effective by the SEC, the offering had priced and the management payments were highly probable. Subsequently, the Company concluded that the event triggering the payment obligations was the closing of, and the receipt of funds

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from, the offering, and the charge should have been recorded at that time. As a result of the adjustments, the restated results of operations for the quarter ended September 30, 2004 were as follows:

	For the Quarter Ended
	September 30, 2004
	As reported	As restated

Revenues	$11,936	$11,936
Income (loss) from operations	(2,811)	1,975
Net income (loss)	(2,730)	1,932
Basic income (loss) per share(1)	$(1.28)	$0.90
Diluted income (loss) per share(1)	$(1.28)	$0.14

The restatement did not have any effect on the results for the year.

(3)	In the quarter ended December 31, 2004, the Company recorded a charge of $5,337 related to the management incentive plan. In addition, the Company released a portion of the deferred tax valuation allowances in the amount of $6,863, as the Company determined that it is more likely than not that a portion of the deferred tax assets will be realizable (see Note 10).

(4)	During the year ended December 31, 2005, the Company reevaluated the deferred tax asset valuation allowance each quarter and released $700 in the first quarter, $400 in the second quarter, $3,200 in the third quarter and $10,300 in the fourth quarter. These amounts are included in net income for the respective quarter. In addition, the Company recorded a charge of approximately $86 each quarter in 2005 related to the management incentive plan.

Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

16 — Related Party Transactions

With the acquisition of Rapidtext by the Company on January 9, 2006 (see Note 14), Jerome Woods, the founder of Rapidtext, was made an officer of the Company. In addition, Mr. Woods is a co-owner of a building rented to a Rapidtext subsidiary. At the time of the acquisition, the Company signed a three year agreement to continue to lease approximately 10,000 square feet of office space in Burbank, CA. Under the terms of the agreement, the Company pays rent of approximately $10 per month, which the Company believes to be the market rate for the area. The lease will expire in February 2009 and may be terminated on six months written notice at any time by the Company. The lease was approved by both management and the Board of Directors. The obligations under the acquired leases have been included in the Company’s contractual obligations as described in Note 5.

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

/s/ LANCE ROSENZWEIG Lance Rosenzweig	President, Chief Executive Officer (Principal Executive Officer), Secretary and Chairman of the Board of Directors	March 16, 2006

/s/ CAROLINE ROOK Caroline Rook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ ADAM BERGER Adam Berger	Director	March 16, 2006

/s/ C. LARRY BRADFORD C. Larry Bradford	Director	March 16, 2006

/s/ MICHAEL EDELL Michael Edell	Director	March 16, 2006

/s/ GEORGE ELLIS George Ellis	Director	March 16, 2006

/s/ FRANK PERNA Frank Perna	Director	March 16, 2006

/s/ JOE ROSE Joe Rose	Director	March 16, 2006