Form 10-K/A
period 2005-12-31
PeopleSupport, Inc.
filed 2006-03-27
CIK 1289001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________________.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐          Accelerated filer ☒           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒
     The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed fourth quarter was $155,421,056.
     As of March 22, 2006, 18,477,090 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed no later than 120 days after the end of the registrant’s fiscal year with the Securities and Exchange Commission are incorporated by reference in this Form 10-K in response to Part III.

Explanatory Note
This amendment on Form 10-K/A is being filed solely to replace Exhibits 31.1 and 31.2, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The original certifications inadvertently omitted certain internal control language intended to be included in the certifications.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2006.

PEOPLESUPPORT, INC.
By:	/s/ LANCE ROSENZWEIG
Lance Rosenzweig
Chief Executive Officer, and Chairman of the Board of Directors