Form 10-Q
period 2006-03-31
PeopleSupport, Inc.
filed 2006-05-10
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-115328

PeopleSupport, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction	95-4695021 (I.R.S. Employer Identification No.)
of incorporation or organization)
1100 Glendon Ave., Suite 1250, Los Angeles, California 90024
(Address of principal executive offices)
(310) 824-6200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of May 5, 2006 was 18,505,654 shares.

PEOPLESUPPORT, INC.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2006

PART I—FINANCIAL INFORMATION
     ITEM 1. Financial Statements
PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$27,760	$17,626
Marketable securities	23,853	27,818
Accounts receivable, net of allowance for doubtful accounts of $487 and $495	8,414	12,975
Deferred tax assets	4,226	3,378
Prepaid expenses and other current assets	2,448	2,828

Total current assets	66,701	64,625

Property and equipment, net	10,622	12,749
Deferred management incentive plan compensation	598	513
Deferred tax assets	15,051	15,271
Goodwill and other intangible assets	—	8,262
Other long-term assets	1,354	2,478

Total assets	$94,326	$103,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,181	$4,300
Accrued liabilities	3,912	5,401
Management incentive plan obligation	475	475
Deferred revenue	3,481	4,213
Current portion of capital lease obligations	—	55
Other current liabilities	69	78

Total current liabilities	10,118	14,522

Management incentive plan obligation	474	474
Deferred rent	978	1,237
Long-term portion of capital lease requirements	—	55
Other long-term liabilities	364	553

Total liabilities	11,934	16,841

Stockholders’ equity:
Common stock, $.001 par value; authorized 87,000 shares; 18,306 and 18,460 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	18	18
Additional paid-in capital	113,234	113,813
Accumulated deficit	(30,214)	(27,340)
Accumulated other comprehensive income	342	566
Deferred stock compensation	(988)	—

Total stockholders’ equity	82,392	87,057

Total liabilities and stockholders’ equity	$94,326	$103,898

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2006
Revenues	$14,056	$23,047
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	7,723	13,414
Management incentive plan – cost of revenues	68	68
Selling, general and administrative (exclusive of management incentive plan expense shown below)	2,664	4,909
Management incentive plan — selling, general and administrative	17	17
Depreciation and amortization	1,016	1,286

Income from operations	2,568	3,353

Interest expense	—	3
Interest income	(237)	(422)
Other expense / (income)	10	(23)

Income before provision for income taxes	2,795	3,795
Provision for income taxes	39	921

Net income	2,756	2,874
Foreign currency translation adjustment	177	258
Unrealized loss on securities:
Unrealized holding losses arising during period	(22)	(34)

Comprehensive income	$2,911	$3,098

Basic earnings per share	$0.15	$0.16
Diluted earnings per share	$0.15	$0.15
Basic weighted average shares outstanding	18,027	18,422
Diluted weighted average shares outstanding	18,946	19,154
The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2006
(Unaudited, in thousands)

					Accumulated		Total
			Additional		Other	Deferred	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Equity
	Shares	Amount	Capital	Deficit	Income	Compensation	(Deficit)
Balance, at December 31, 2005	18,306	$18	$113,234	$(30,214)	$342	$(988)	$82,392
Eliminate deferred stock compensation per SFAS 123(R)	—	—	(988)	—	—	988	—

Exercise of stock options	41	—	96	—	—	—	96

Comprehensive income	—	—		2,874	224	—	3,098

Amortization of deferred stock compensation	—	—	489	—	—	—	489

Tax benefit for disqualifying dispositions of stock options	—	—	16	—	—	—	16

Acquisition of Rapidtext	113	—	966	—	—	—	966

Balance, at March 31, 2006	18,460	$18	$113,813	$(27,340)	$566	$—	$87,057

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2006
OPERATING ACTIVITIES
Net income	$2,756	$2,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,016	1,286
Provision for doubtful accounts	(249)	8
Stock-based compensation	247	489
Amortization of deferred compensation costs	85	85
Deferred income taxes	—	957
Tax benefits from employee stock option exercises	—	(16)
Changes in operating assets and liabilities:
Accounts receivable	(39)	(3,497)
Prepaid expenses and other assets	(190)	(208)
Other long-term assets	75	212
Accounts payable and accrued liabilities	604	2,614
Management incentive plan	—	87
Deferred revenue	802	621

Net cash provided by operating activities	5,107	5,512

INVESTING ACTIVITIES
Collections applied to principal of receivable portfolios	7	—
Purchases of property and equipment	(568)	(2,750)
Purchases of marketable securities	(6,000)	(4,000)
Acquisitions, net of cash received	—	(8,967)

Net cash used in investing activities	(6,561)	(15,717)

FINANCING ACTIVITIES
Payments of capital lease obligation	—	(57)
Tax benefits from employee stock option exercises	—	16
Proceeds from the exercise of stock options	39	96

Net cash provided by financing activities	39	55
Effect of exchange rate changes on cash	15	16

Net decrease in cash and cash equivalents	(1,400)	(10,134)
Cash and cash equivalents, beginning of period	41,583	27,760

Cash and cash equivalents, end of period	$40,183	$17,626

NON-CASH INVESTING ACTIVITIES
Unrealized holding gains/(losses) on marketable securities	$(22)	$(34)
Construction in progress costs incurred but not paid	818	893
Common stock issued for acquisition	—	966
Non-cash tax benefit from disqualifying dispositions	—	48

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$—	$3
Taxes paid for the period	—	78

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)
Note 1. Description of Business
     PeopleSupport, Inc. was incorporated in the State of Delaware on July 2, 1998 and is a provider of business process outsourcing services, including customer management services, transcription and captioning services and accounts receivable management services.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements of PeopleSupport, Inc. and its subsidiaries (collectively the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2006, and for the three months ended March 31, 2005 and 2006, is unaudited. The balance sheet data at December 31, 2005 is derived from the audited consolidated financial statements for the year ended December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.
Goodwill and Other Intangible Assets
     SFAS No. 142, “Goodwill and Other Intangible Assets”, is effective for business combinations consummated after June 30, 2001. Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During the review, the Company will estimate the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company will compare the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their estimated fair values. With the acquisition of Rapidtext Inc., the Company acquired goodwill and other non-amortizable intangible assets (see Note 9) and expects to perform an annual impairment review in the fourth quarter of 2006.
Stock-based Compensation Expense
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.
     The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 7 for additional information.
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement: (a) permits fair value remeasurement for any

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)
hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133: (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140 which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a material impact on our consolidated financial statements.
Note 3. Significant Customers
     Revenue and net accounts receivable from significant customers were as follows:

	As of and for the Three Months Ended March 31,
	2005	2006	2005	2006
	% of Revenue		% of A/R, net
Customer A	28%	20%	0%	12%
Customer B	21	17	34	21
Customer C	8	14	13	19
Customer D	13	10	3	3
Note 4. Cash, Cash Equivalents and Marketable Securities
     The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of December 31, 2005 and March 31, 2006:
Cash Equivalents and Marketable Securities

	December 31,	March 31,
	2005	2006
Cash	$19,785	$6,649
Cash equivalents (government sponsored entities)	7,975	10,977
Marketable securities
Adjustable rate preferred bonds	9,000	12,000
Government sponsored entities	14,853	15,818

Total	$51,613	$45,444

Unrealized losses	$(146)	$(179)

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)

	December 31,	March 31,
Maturities	2005	2006
Due in 90 days or less	$16,975	$22,977
1 year through 2 years	14,853	15,818

Total	$31,828	$38,795

Note 5. Comprehensive Income
     The components of comprehensive income are as follows:

	Foreign	Unrealized
	Currency	Loss on
	Items	Securities	Total
Balance, December 31, 2005	$495	$(153)	$342
Quarterly change	258	(34)	224

Balance, March 31, 2006	$753	$(187)	$566

Note 6. Realizability of Deferred Tax Assets
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as management determines that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, the Company will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. Management reassessed the realizability of the net deferred tax assets and determined that no additional adjustment to the amount of net deferred taxes which are expected to be realized was appropriate or required as of March 31, 2006.
Note 7. Stock Compensation
     The Company’s stock incentive plans provide for grants of options to purchase shares of common stock, awards of restricted stock, stock appreciation rights and stock units. Incentive stock options are generally granted to employees. Grants of nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The board of directors can amend or modify the 2004 stock incentive plan at any time, with stockholder approval, as required. All grants and awards are settled in equity and settled through the issuance of shares that have been authorized and were previously unissued. As of March 31, 2006, 92 restricted stock units and 1,663 stock options were outstanding, an additional 1,404 shares were reserved under the plans and 509 of the outstanding options had vested.
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
     Under the 2004 stock incentive plan, no participant in the 2004 stock incentive plan can receive option grants, restricted shares, stock units, or stock appreciation rights for more than 180 shares total in any calendar year, or for more than 720 shares total in the first year of service. The number of shares reserved for issuance under the 2004 stock incentive plan automatically increases on the first day of each fiscal year by the lesser of 1,100 shares and 4% of our outstanding common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by the board of directors.
     Our 1998 stock incentive plan ceased to be available for future grants upon ratification of the 2004 stock incentive plan. Upon completion of the Company’s initial public offering, shares available for issuance under the 1998 stock incentive plan automatically transferred to the 2004 stock incentive plan. This includes shares subject to outstanding options under our 1998 stock incentive plan

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)
that expire, terminate or are cancelled before being exercised and unvested shares that are forfeited pursuant to that plan.
2004 Employee Stock Purchase Plan
     The 2004 employee stock purchase plan was adopted by our board of directors in July 2004 and is intended to qualify under Section 423 of the Internal Revenue Code. A total of 225 shares of common stock have been reserved for issuance under our employee stock purchase plan. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of 400 shares and 1.25% of our outstanding common stock. The 2004 employee stock purchase plan has not been implemented.
Accounting for Equity Awards
     Effective January 1, 2006, the Company accounts for stock-based employee compensation arrangements and option grants to non-employees in accordance with the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Compensation expense is based on the fair value of the Company’s grants of stock options and awards of restricted stock units (“RSU”) awards as calculated using the Black-Scholes pricing model. The following table illustrates the effect on net income and earnings if the fair value recognition provisions of FAS 123(R) had been applied during the period ended March 31, 2005. The value of the options is estimated using a Black-Scholes option pricing model with the expense amortized over the vesting period of the option.

Three Months
Ended March 31
2005
Net income as reported	$2,756
Add: Stock – based compensation expense included in reported net income, net of related tax effects	247
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(332)

Net income—pro forma	$2,671

Basic earnings per share—as reported	$0.15
Diluted earnings per share—as reported	$0.15
Basic earnings per share—pro forma	$0.15
Diluted earnings per share—pro forma	$0.14
     The weighted average market value of options granted during the three months ended March 31, 2005, was $10.80. The fair value of each option grant was calculated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions for grants made during the three months ended March 31, 2005:

Three months
Ended March 31,
2005
Risk-free interest rate	4.0%
Expected option life (years)	4.1
Volatility	30.0%
Dividend rate	0.0%
     The weighted average fair value of the options granted during the three months ended March 31, 2005 was $3.28.
     Options are granted to certain employees and directors. Employee options have a term of ten years from the grant date and the options generally vest ratably over four years, with one quarter of the grant vesting on the first anniversary and the remaining options vesting monthly over the next thirty-six months. Awards of restricted stock units to employees vest ratably over three years on the anniversary of the day the awards. We have estimated the fair value of all stock option grants and awards of restricted stock units made during the quarter ended March 31, 2006 using the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions requiring judgement and are sensitive in the determination of compensation expense. The weighted average for the key assumptions used in determining the fair value of the options granted and awards made during the quarter are summarized in the following table.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)

Three months
Ended March 31,
2006
Risk-free interest rate	4.6%
Expected option life (years)	4.5
Volatility	54.0%
Dividend rate	0.0%
     The basis for the expected volatility and expected term is a combination of historical information and expectations based upon the historical experiences of a peer group. The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the option or award being valued. PeopleSupport does not currently pay a dividend nor does the Company expect to pay a dividend.
     Using the above assumptions, the Company calculated the fair value of the options granted during the period ended March 31, 2006 using the Black-Scholes pricing model to be $5.28. The weighted average market value and exercise prices were $9.72 and $8.39, respectively. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of 2005 and 2006 is as follows:

	Three Months Ended March 31,
	2005	2006

Proceeds from stock options exercised	$39	$96
Tax benefits related to stock options exercised	—	16
Intrinsic value of stock options exercised	347	288
     The table below summarizes the option activity during the quarter ended March 31, 2006.

	Stock Options
	Shares Outstanding				Shares Exercisable
		Weighted	Weighted			Weighted	Weighted
	Number of	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	of Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value

Balance at December 31, 2005	1,699	$5.58	8.35	$7,167	474	$2.98	6.04	$3,232
Granted	54	8.39
Forfeited	(45)	7.26
Expired	(4)	5.89
Exercised	(41)	2.43		296

Balance at March 31, 2006	1,663	$5.70	8.15	$6,822	509	$3.21	6.00	$3,364

     The table below summarizes the restricted stock unit activity for the quarter ended March 31, 2006.

	Restricted Stock Units
		Wt. Avg.	Weighted
	Restricted	Value of	Remaining	Aggregate
	Stock Units	Awards	Contractual	Intrinsic
	Outstanding	at Grant	Term	Value

Balance at December 31, 2005	54	$7.69	2.88	$529
Granted	40	9.89	2.97	392
Canceled	(2)	7.79	2.88	(14)
Converted	—	—	—	—

Balance at March 31, 2006	92	$8.64	2.88	$907

     As of March 31, 2006, approximately $4,500 of unrecognized compensation cost, net of expected forfeitures, related to unvested share-based compensation awards is expected to be recognized over a weighted average recognition period of approximately one and one half years.
     The table below summarizes the outstanding and exercisable weighted averages:

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)

				Exercisable
	Outstanding Weighted Average			Weighted Average
		Remaining
		Contractual	Exercise		Exercise
Range of Exercise Prices Per Share	Shares	Life (Years)	Price	Shares	Price
$0.03 – 0.19	122	2.57	$0.15	122	$0.15
0.41 – 0.41	360	7.33	0.41	168	0.41
1.15 – 6.80	177	6.68	5.53	120	5.34
6.85 – 6.85	35	7.97	6.85	15	6.85
7.23 – 7.23	387	9.56	7.23	1	7.23
7.69 – 8.56	192	9.43	8.39	19	8.11
8.63 – 9.09	184	9.43	8.74	20	9.09
9.36 – 9.40	72	9.29	9.39	10	9.38
9.89 – 9.89	44	9.89	9.89	0	0.00
10.80 – 10.80	90	8.90	10.80	34	10.80

Total	1,663	8.15	$5.70	509	$3.21

     As of March 31, 2006, 1,404 shares were authorized and available for grant under the 2004 Stock Plan.
     Stock based compensation expense was classified in the statement of operations as follows:

	Three Months Ended
	March 31,
	2005	2006
Cost of revenues	$79	$109
Selling, general & administrative	168	380

	$247	$489

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
     The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive:

	Three Months Ended
	March 31,
	2005	2006
Options	55	108
Common stock warrants	127	4
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2005			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$2,756	18,027	$0.15	$2,874	18,422	$0.16
Effect of dilutive securities:
Options	—	919		—	656
Restricted Stock Units (RSU)	—	—			76
Warrants	—	—		—	—

Income available to common stockholders	$2,756	18,946	$0.15	$2,874	19,154	$0.15

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)
Note 9. Acquisition of Rapidtext
     On January 9, 2006, the Company acquired all of the outstanding capital stock of Rapidtext, Inc., a privately held transcription and captioning service company based in Newport Beach, CA. The Company paid $8,967 in cash from existing cash reserves and $966 in stock. These amounts include transaction costs of approximately $525. Rapidtext shareholders received 113 shares of the Company’s common stock that are subject to vesting based on the achievement of certain performance metrics over a one-year period. The value of the shares granted in connection with the acquisition was determined by using the ten-day average closing price of the Company’s stock prior to the close of the transaction.
     The additional consideration, if any, will be recorded as goodwill. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Description	Value

Net current assets	$1,261
Property, plant and equipment	282
Noncurrent deferred tax assets & other assets	263
Net current liabilities	(855)
Long term capital leases	(140)

Estimated fair value, net assets acquired	811
Goodwill	8,262
Other intangible assets	860

Total purchase price	$9,933

     The intangible assets of $860 are comprised of customer lists, non-compete agreements, internally developed software, and trademarks and tradenames. Intangible assets associated with the Rapidtext acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and the trademarks and tradenames were determined to have an indefinite life and are not amortized. The remaining intangible assets are amortized over their estimated useful lives, which may be as long as ten years.

Intangible Assets	Value

Customer list	$500
Non-compete agreements	200
Software	60
Trademarks/Tradenames	100

Total	$860

     Results subsequent to the acquisition are included in our consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)
Pro Forma Financial Data
     The following selected unaudited pro forma consolidated results of operations are presented as if the Rapidtext acquisition had occurred as of January 1, 2005, after giving effect to certain adjustments. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisition.

	Three Months Ended
	March 31
	2005 (1)	2006
Pro forma revenues	$16,343	$23,305
Pro forma net income	2,924	2,876
Pro forma basic income per share	0.16	0.16
Pro forma diluted income per share	0.15	0.15
Pro forma basic weighted average shares outstanding	18,150	18,422
Pro forma diluted weighted average shares outstanding	19,069	19,154

(1)	The 2005 pro forma basic weighted shares outstanding include the 113 shares issued to acquire Rapidtext. In addition, the pro forma diluted weighted average shares outstanding include the 10 options the Company assumed as a part of the acquisition.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including without limitation, statements about our expectations regarding our revenues, our clients, our expenses, our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing. We generally identify forward-looking statements by using such terms as “may”, “will”, “could”, “should”, “potential”, “continue”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, our dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets we serve, our ability to manage our growth, the risks associated with our operations in the Philippines and Costa Rica, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in this report and in our latest report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These forward-looking statements represent our estimates and assumptions only as of the date of this report and, unless required by law, we undertake no obligation to update or revise these forward-looking statements. You should, however, review the factors and risks we describe in other reports and registration statements that we file from time to time with the SEC.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          In this report, all references to “us”, “our” and “our Company” refer to PeopleSupport, Inc. and its subsidiaries.
          The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, which appear elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below in “—Risk Factors” and elsewhere in this report.
Overview
          We provide business process outsourcing, or “BPO”, services from our facilities in the Philippines and our recently acquired facilities in the United States. We provide customer management services, transcription and captioning services and accounts receivable management services for clients who wish to outsource these functions. Our three largest clients, EarthLink, Expedia and Vonage, collectively accounted for approximately 51% of our revenues for the three months ended March 31, 2006.
          Customer management services support our clients by providing services to their new and existing customers. Transcription services entail transcribing analog and digital voice recordings into customized client reports, and captioning services include both realtime and offline captioning of television programming and films for the entertainment and education markets. Accounts receivable management services include collecting defaulted consumer receivables on a contingent basis and performing early stage collection services for at-risk customers.
          Sources of Revenues
     For the three months ended March 31, 2006, we derived a majority of our revenues from fees, which include:
•	time-delineated or production based fees, including hourly or per minute charges and charges per interaction or transaction, and training fees, all of which are separately negotiated on an individual client basis; and

•	implementation fees, including revenues associated with the installation and integration of new clients into our telecommunications, information technology and client reporting structures.
     Substantially all of our revenues consisted of time-delineated or production based fees. For the three months ended March 31, 2005 and 2006, approximately 6% and 5%, respectively, of our revenues were comprised of implementation and training fees. For the three months ended March 31, 2005 and 2006, substantially all of our revenues were derived from U.S.-based clients.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
          Key Expense Categories
     Cost of revenues. Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs of our professionals in the Philippines, Costa Rica and the United States. Additionally, cost of revenues includes: telecommunications costs; information technology costs; rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers; and consulting services related to our customer management consulting group in the United States. Cost of revenues does not include depreciation of assets used in the production of revenues.
     Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, costs associated with Sarbanes Oxley compliance, sales commissions, professional fees, information technology costs, travel, marketing programs (which include product marketing expenses, corporate communications, conferences, other brand building and advertising) and other corporate expenses. Selling, general and administrative expenses increased in the three months ended March 31, 2006, as compared with selling, general and administrative expenses for the three months ended March 31, 2005. One reason is that we incurred only negligible Sarbanes Oxley related expenses in the quarter ended March 31, 2005. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations.
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
Revenues and Deferred Revenue Recognition
          Revenues are recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101, and Staff Accounting Bulletin 104, “Revenue Recognition”, or SAB 104. SAB 101, as amended, and SAB 104 summarize certain of the Securities and Exchange Commission, or SEC, staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.
     We primarily recognize our revenues from services as those services are performed under a signed contract. Certain revenues for contingent accounts receivable management contracts are recognized upon receipt of collected funds. In addition, implementation fees are recognized ratably over the life of the contract.
     Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of December 31, 2005 and March 31, 2006, our balance sheets reflect $3.5 million and $4.2 million in deferred revenues, respectively.
Accounting for Stock-based Awards
     During the three months ended March 31, 2005 and 2006, non-cash stock-based compensation expense included in the consolidated statement of operations amounted to $247 and $489, respectively, and was recorded in cost of revenues and selling, general and administrative as follows:

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2006
Cost of revenues	$79	$109
Selling, general & administrative	168	380

	$247	$489

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
          Based on the financial results for the quarter ended March 31, 2006, the projected results for fiscal 2006 and current customer concentrations and contract terms, the Company concluded that there has not been a change in the positive and negative evidence that warrants an adjustment to the deferred tax valuation allowance at March 31, 2006.
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

	Three Months Ended
	March 31,
	2005	2006
Revenues	100%	100%
Cost of revenues (exclusive of management incentive plan and depreciation expense shown below)	55	58
Management incentive plan – cost of revenues	—	—
Selling, general, and administrative (exclusive of management incentive plan expense shown below)	19	21
Management incentive plan — selling, general, and administrative	—	—
Depreciation and amortization	7	6

Income from operations	18	15
Interest (income) net of interest expense	(2)	(2)
Other expense (income)	—	—

Income before provision for income taxes	20	16
Provision for income taxes	—	4

Net income	20%	13%

Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005
Revenues
          Our revenues increased by approximately $9.0 million, or 64%, from $14.1 million for the three months ended March 31, 2005 to $23.0 million for the three months ended March 31, 2006. This increase was primarily attributable to an increase of $0.3 million in customer management fees associated with services provided to new clients, an increase of $5.9 million in fees associated with a higher volume of services to existing clients and $2.7 million associated with Rapidtext related revenues. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services.
Cost of Revenues
          Our cost of revenues increased by $5.7 million, or 73%, from $7.8 million for the three months ended March 31, 2005 to $13.5 million for the three months ended March 31, 2006. The increase was primarily attributable to the increase in revenue. The additional increase was attributable to the higher costs associated with the transition of the transcription and captioning services and the appreciation of the Philippine peso. We anticipate that these costs will increase in future quarters as we expand our operations and increase the volume services provided. Our cost of revenues as a percentage of revenues increased from 55% for the three months ended March 31, 2005 to 58% for the three months ended March 31, 2006.
Selling, General, and Administrative
          Selling, general and administrative expenses (SG&A) increased by $2.2 million, or 84%, from $2.7 million for the three months ended March 31, 2005 to $4.9 million for the three months ended March 31, 2006. The increase is primarily attributable to Sarbanes Oxley compliance and other consulting costs of approximately $0.9 million, Rapidtext related integration costs of approximately $0.7 million and stock-based compensation expenses of approximately $0.4 million. Our SG&A as a percentage of revenues increased from 19% for the three months ended March 31, 2005 to 21% for the three months ended March 31, 2006.
Liquidity and Capital Resources
          We have historically financed our operations primarily through cash flows from operations, sales of equity securities and interest income earned on cash, cash equivalents and investments. As of March 31, 2006, we had working capital of $50.1 million,

PEOPLESUPPORT, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
including cash and cash equivalents totaling $17.6 million, marketable securities of $27.8 million and net accounts receivable of $13.0 million.
Operating Activities
          Net cash provided by operating activities was $5.5 million for the three months ended March 31, 2006, which was greater than our net income of $2.9 million for the same period. The difference is primarily due to the $2.6 million increase in accounts payable, $1.3 million of depreciation and amortization, $1.0 million of deferred income taxes, $0.5 million of non-cash stock-based compensation expense and $0.6 million of deferred revenue. These amounts were partially offset by a $3.5 million increase in accounts receivable.
Investing Activities
          Net cash used in investing activities during the three months ended March 31, 2005 and 2006 was $6.6 million and $15.7 million, respectively. Cash used in investing activities for the three months ended March 31, 2006 was primarily comprised of $9.0 million for the acquisition of Rapidtext, purchases of marketable securities totaling $4.0 million and $2.8 million of capital expenditures associated with the continuing expansion of the Philippine operating facilities and the opening of our Costa Rican operations.
          Capital expenditures for the three months ended March 31, 2006 totaled approximately $2.8 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our operations.
Financing Activities
          Net cash used in financing activities during the three months ended March 31, 2006 was less than $0.1 million. Proceeds and tax benefits from the exercise of stock options were offset by payments for the recently acquired capital leases.
          Based on our current level of operations, we expect that our cash flow from operations, together with the proceeds of the current working capital and cash, cash equivalents and marketable securities, will be adequate to meet our anticipated cash needs at least through 2007. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2006
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the three months ended March 31, 2005 and 2006, approximately 67% and 56%, respectively, of our expenses were generated in the Philippines. We derive substantially all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our overseas operation by approximately $1.0 million for the three months ended March 31, 2006, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $1.2 million over that same period. Expenses relating to our operations outside the United States increased in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005 due to increased costs associated with higher revenue generation and customer management services, partially offset by the decrease in the value of the U.S. dollar relative to the Philippine peso.
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
          Currently, we fund our Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican colons on an as-needed basis. To date, we have not entered into any hedging contracts.
Interest Rate Sensitivity
          We had cash and cash equivalents totaling $17.6 million and marketable securities totaling $27.8 million at March 31, 2006. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. Cash, cash equivalents and marketable securities are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. Declines in interest rates would impact the carrying value of our cash equivalents and available for sale marketable securities as well as reduce future investment income. A 1% change in short term rates would have changed the carrying value of our cash equivalents and marketable securities by $0.2 as of March 31, 2006 and would have had a negligible effect on our interest income for the three months ended March 31, 2006. The interest income from these funds will be subject to fluctuations due to changes in interest rates.
Inflation Rate Sensitivity
          For the three months ended March 31, 2005 and 2006, approximately 67% and 56%, respectively, of our expenses were generated in the Philippines. The Philippines has experienced periods of high inflation, but the inflation rate has been below 10% since 1999. For the three months ended March 31, 2006, inflation averaged 7.3%. We anticipate this inflation trend to continue in 2006.
ITEM 4. Controls and Procedures
          (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2006, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective and that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2006
          (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2006
PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
          From time to time, we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters represent a substantial volume of our accounts or that, individually or in the aggregate, they are material to our business or financial condition.
ITEM 1A. Risk Factors
     Set forth below, elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-Q. Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. You should not construe the following cautionary statements as an exhaustive list.
Our revenues are highly dependent on three major clients that collectively accounted for 51% of our revenues for the quarter ended March 31, 2006, and any loss of business from our major clients would reduce our revenues and seriously harm us.
     For the quarter ended March 31, 2006, our three largest customers accounted for 51% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.
Substantial future sales of our common stock in the public market could cause our stock price to fall.
     Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At March 31, 2006, 18,460,062 shares of common stock were outstanding and approximately 1,758,924 shares were to be issued upon the exercise of outstanding warrants, restricted stock units and options. In addition, we may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market.
We have no prior experience with operations in Costa Rica and will be subject to particular risks associated with the development of operations in Costa Rica.
     Costa Rica, while regarded as a relatively stable Central American country, has been subject to economic and political challenges present in Latin America in general and in Central America in particular. Costa Rica has often experienced high internal and external debt and significant inflation, as well as pressure from political instability in the neighboring Central American countries of Nicaragua and Panama. Economic instabilities and adverse changes in the political environment in Costa Rica could increase our operational costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in Costa Rica.
     Some of the significant risks we face in our Costa Rican operations include the following:
•	We may be unable to find, hire or retain, at rates attractive to us, a sufficient number of qualified employees.

•	Currency fluctuations in the Costa Rican colon relative to the U.S. dollar could significantly increase our expenses.

•	Government regulations and bureaucratic constraints may increase the cost of doing business in Costa Rica or result in delays that preclude us from fulfilling our contractual obligations.

•	We are highly dependent on our computer and telecommunications equipment and software systems in order to conduct our business. If the telecommunications equipment were to fail, experience problems or if the service is interrupted or unreliable, we may be unable to service our clients or fulfill our contractual obligations.

•	Our Costa Rican operations are currently dependent upon an anchor Fortune 500 client, and if this client cancels its contract or ceases doing business with us, the company would likely incur losses.

•	Our facilities are at risk of damage by earthquakes and other natural disasters.

•	We may have overestimated the demand for Spanish language BPO services which may not be sufficient to support our Costa Rican operations.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2006
Item 6. Exhibits

Exhibit
Number
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

*	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.
SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on May 10, 2006.

PeopleSupport, Inc.
By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)