Form 10-Q
period 2006-06-30
PeopleSupport, Inc.
filed 2006-08-09
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(Address and Zip Codeof principal executive offices)
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
Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of August 7, 2006 was 18,629,739 shares.

PEOPLESUPPORT, INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2006
Forward Looking and Cautionary Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including without limitation, statements about our expectations regarding our revenue, our clients, our expenses, our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing. We generally identify forward-looking statements by using such terms as “may”, “will”, “could”, “should”, “potential”, “continue”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, our dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets we serve, our ability to manage our growth, the risks associated with our operations in the Philippines and Costa Rica, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report and, unless required by law, we undertake no obligation to update or revise these forward-looking statements. You should, however, review the factors and risks we describe in other reports, including our report on Form 10-K, and registration statements that we file from time to time with the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,729	$27,760
Marketable securities	31,788	23,853
Accounts receivable, net of allowance for doubtful accounts of $495 and $487, respectively	13,343	8,414
Deferred tax assets	2,832	4,226
Prepaid expenses and other current assets	3,222	2,448

Total current assets	67,914	66,701

Property and equipment, net	15,921	10,622
Deferred management incentive plan compensation	427	598
Deferred tax assets	15,791	15,051
Goodwill and other intangible assets	8,261	—
Other long-term assets	2,537	1,354

Total assets	$110,851	$94,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,486	$2,181
Accrued liabilities	6,700	3,912
Management incentive plan obligation	475	475
Deferred revenue	4,726	3,481
Current portion of capital lease obligations	56	—
Other current liabilities	68	69

Total current liabilities	16,511	10,118

Management incentive plan obligation	474	474
Deferred rent	1,370	978
Long-term portion of capital lease requirements	40	—
Other long-term liabilities	582	364

Total liabilities	18,977	11,934

Stockholders’ equity:
Common stock, $.001 par value; authorized 87,000 shares; 18,606 and 18,306 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	19	18
Additional paid-in capital	115,125	113,234
Accumulated deficit	(23,530)	(30,214)
Accumulated other comprehensive income	260	342
Deferred stock compensation	—	(988)

Total stockholders’ equity	91,874	82,392

Total liabilities and stockholders’ equity	$110,851	$94,326

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$25,947	$14,739	$48,994	$28,795
Cost of revenue (exclusive of management incentive plan and depreciation expense shown below)	15,946	8,483	29,360	16,206
Management incentive plan – cost of revenue	67	68	135	136
Selling, general and administrative (exclusive of management incentive plan expense shown below)	4,688	3,102	9,597	5,766
Management incentive plan — selling, general and administrative	18	17	36	34
Depreciation and amortization	1,634	1,117	2,919	2,133

Income from operations	3,594	1,952	6,947	4,520
Interest expense	2	—	5	—
Interest income	(489)	(326)	(912)	(563)
Other expense / (income)	22	6	(1)	16

Income before provision for income taxes	4,059	2,272	7,855	5,067
Provision for income taxes	251	33	1,172	72

Net income	3,808	2,239	6,683	4,995
Foreign currency translation adjustment	(276)	(181)	(18)	(4)
Unrealized gain / (loss) on marketable securities:	(30)	10	(64)	(12)

Comprehensive income	$3,502	$2,068	$6,601	$4,979

Basic earnings per share	$0.21	$0.12	$0.36	$0.28
Diluted earnings per share	$0.20	$0.12	$0.35	$0.26
Basic weighted average shares outstanding	18,511	18,144	18,467	18,086
Diluted weighted average shares outstanding	19,348	18,909	19,251	18,927
The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$6,683	$4,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,920	2,133
Provision for doubtful accounts	9	(274)
Stock-based compensation	1,153	464
Management incentive plan	171	170
Deferred income taxes	894	—
Tax benefits from employee stock option exercises	(193)	—
Gain on disposal of property and equipment	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(3,868)	(1,823)
Prepaid expenses and other assets	(411)	168
Other long-term assets	150	(113)
Accounts payable and accrued liabilities	4,524	781
Deferred rent	156	—
Deferred revenue	1,108	2,099

Net cash provided by operating activities	13,296	8,597

INVESTING ACTIVITIES
Collections applied to principal of receivable portfolios	—	7
Purchases of property and equipment	(7,971)	(4,608)
Proceeds from sale of property and equipment	—	8
Purchases of marketable securities	(11,000)	(24,300)
Maturities of marketable securities	3,000	300
Acquisitions, net of cash received	(8,968)	—

Net cash used in investing activities	(24,939)	(28,593)

FINANCING ACTIVITIES
Payments of capital lease obligation	(130)	—
Tax benefits from employee stock option exercises	193	—
Proceeds from the exercise of stock options	567	181

Net cash provided by financing activities	630	181
Effect of exchange rate changes on cash	(18)	—

Net decrease in cash and cash equivalents	(11,031)	(19,815)
Cash and cash equivalents, beginning of period	27,760	41,583

Cash and cash equivalents, end of period	$16,729	$21,768

NON-CASH INVESTING ACTIVITIES
Unrealized holding losses on marketable securities	$(64)	$(12)
Construction in progress costs incurred but not paid	(723)	(1,939)
Common stock issued for acquisition (see Note 10)	(966)	—
Non-cash tax benefit from disqualifying dispositions	48	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$6	$—
Taxes paid for the period	78	48
The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 1. Description and History of Business
     PeopleSupport, Inc. was incorporated in the State of Delaware on July 2, 1998 and is a leading business process outsourcing (BPO) provider that offers customer management, transcription and captioning, accounts receivable management and additional BPO services from its centers in the Philippines, Costa Rica and United States.
     In 2000, we purchased the assets of a Philippine-based outsourcing company, began relocating our outsourcing facilities to the Philippines and formed PeopleSupport (Philippines), Inc. In July 2003, we began providing accounts receivable management services. We provide these services through our wholly-owned operating subsidiary, STC Solutions, Inc., which is a Delaware corporation formed in October 2002. In May 2003, we formed ProArm Management, Inc., a wholly-owned operating subsidiary and Delaware corporation, to engage in the business of acquiring debt portfolios on an opportunistic basis. In January 2006, we began providing transcription and captioning services through our acquisition of Rapidtext, Inc., and its subsidiary, The Transcription Company. In 2006, we formed PeopleSupport (Costa Rica), S.R.L., and launched bilingual English/Spanish operations in Costa Rica.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements of PeopleSupport, Inc. and its subsidiaries (collectively the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 is unaudited. The balance sheet data at December 31, 2005 is derived from the audited consolidated financial statements for the year ended December 31, 2005 but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.
Marketable Securities
     Marketable securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses, shown under the caption “unrealized holding gains/(losses)”, included as a component of accumulated other comprehensive income. Individual securities classified as available for sale are reduced to net realizable value by a charge to income for other than temporary declines in fair value. Realized gains and losses are determined on a specific identification method and are reflected in income.
Goodwill and Other Intangible Assets
     Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, is effective for business combinations consummated after June 30, 2001. Under the provisions of SFAS No. 142, the carrying value of assets acquired, including goodwill, are reviewed annually. During the review, the Company estimates the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company compares the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the assets exceeds their estimated fair values. With the acquisition of Rapidtext, Inc., the Company acquired goodwill and other non-amortizable intangible assets (see Note 10) and expects to perform an annual impairment review in the fourth quarter of 2006.
Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”.
     The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 8 for additional information.
Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operation, or cash flows.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations or cash flows.
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We expect to adopt this FIN 48 in the first quarter of 2007, and we are currently reviewing FIN 48 and evaluating its potential impact.
Note 3. Significant Customers
     Revenue from significant customers were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	% of Revenue		% of Revenue
Customer A	19%	28%	20%	28%
Customer B	16	19	17	20
Customer C	13	9	13	8
Customer D	9	13	10	13

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
     Net accounts receivable from significant customers as a percentage of total net accounts receivable were as follows:

	As of June 30,
	2006	2005
Customer A	13%	33%
Customer B	22	25
Customer C	1	0
Customer D	7	1
Note 4. Cash, Cash Equivalents and Marketable Securities
     The following table summarizes the fair value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of December 31, 2005 and June 30, 2006:
Cash Equivalents and Marketable Securities

	June 30,	December 31,
	2006	2005
Cash	$9,763	$19,785
Cash equivalents (government sponsored entities)	6,966	7,975
Marketable securities
Adjustable rate preferred bonds	12,000	9,000
Government sponsored entities	19,788	14,853

Total	$48,517	$51,613

Unrealized losses	$(217)	$(146)

Maturities
Due in 90 days or less	$18,966	$16,975
1 year through 2 years	19,788	14,853

Total	$38,754	$31,828

Note 5. Comprehensive Income
     The components of comprehensive income are unrealized losses on securities and the effect of the foreign currency translation. Unrealized losses on securities equal the difference between the purchase price and the market value of the securities on June 30, 2006. The foreign currency translation is the effect changes in the exchange rate of the Philippine peso and Costa Rican colones against the United States dollar had on our financial statements. As of June 30, 2006, the components of comprehensive income are as follows:

	Foreign	Unrealized
	Currency	Loss on
	Translation	Securities	Total
Balance, December 31, 2005	$495	$(153)	$342
Quarterly change	258	(34)	224

Balance, March 31, 2006	753	(187)	566
Quarterly change	(276)	(30)	(306)

Balance, June 30, 2006	$477	$(217)	$260

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 6. Income Taxes and Deferred Tax Assets
     Provision for Income Taxes
     PeopleSupport’s effective tax rate was 6.2% and 1.5% for the three months ended June 30, 2006 and June 30, 2005, respectively, and 14.9% and 1.4% for the six months ended June 30, 2006 and June 30, 2005, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the income tax holidays in the Philippines and Costa Rica for which PeopleSupport has not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S.
     Income tax adjustments for the quarter ended June 30, 2006 included a net tax effect of $500 due to the release of the deferred tax asset valuation allowance and a $171 benefit from disqualifying dispositions of incentive stock options.
Deferred Tax Assets
     Management reassessed the realizability of its net deferred tax assets and recorded an additional net tax benefit of $500 in the three months ended June 30, 2006 from the release of its deferred tax asset valuation allowance. As of June 30, 2006, the Company continued to maintain a valuation allowance against its California deferred tax assets which will provide a net tax benefit of approximately $930 upon reversal.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as management determines that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, the Company will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes based on the amount of net income subject to tax for financial statement purposes.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Options	59	160	84	108
Warrants	3	64	3	96
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$3,808	18,511	$0.21	$2,239	18,144	$0.12
Effect of dilutive securities:
Options	—	741		—	765
Restricted stock units	—	96		—	—

Income available to common stockholders	$3,808	19,348	$0.20	$2,239	18,909	$0.12

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Six Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$6,683	18,467	$0.36	$4,995	18,086	$0.28
Effect of dilutive securities:
Options	—	698		—	841
Restricted stock units	—	86		—	—

Income available to common stockholders	$6,683	19,251	$0.35	$4,995	18,927	$0.26

Note 8. Stock Compensation
     The Company’s stock incentive plans provide for grants of options to purchase shares of common stock, awards of restricted stock, stock appreciation rights and stock units. Incentive stock options are generally granted to employees. Grants of nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The board of directors can amend or modify the 2004 stock incentive plan at any time, with stockholder approval, as required. All grants and awards are settled in equity and settled through the issuance of shares that have been authorized and were previously unissued. Generally, awards of restricted stock units vest annually over three years and grants of stock options vest over four years with one quarter vesting on the first anniversary date and the remaining options vesting ratably over the next thirty-six months. As of June 30, 2006, 97 restricted stock units and 1,582 stock options were outstanding, an additional 1,333 shares were reserved under the plan.
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
2004 Employee Stock Purchase Plan
     The 2004 employee stock purchase plan was adopted by our board of directors in July 2004 and is intended to qualify under Section 423 of the Internal Revenue Code. A total of 225 shares of common stock have been reserved for issuance under our employee stock purchase plan. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of 400 shares or 1.25% of our outstanding common stock. The 2004 employee stock purchase plan has not been implemented.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Accounting for Equity Awards
     Effective January 1, 2006, the Company accounts for stock-based employee compensation arrangements and option grants to non-employees in accordance with the provisions of SFAS 123(R). Compensation expense is based on the fair value of the Company’s grants of stock options and awards of restricted stock units as calculated using the Black-Scholes pricing model. The following table illustrates the effect on net income and earnings if the fair value recognition provisions of FAS 123(R) had been applied during the three and six months ended June 30, 2005. The value of the options is estimated using a Black-Scholes option pricing model with the expense amortized over the vesting period of the option.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Net income as reported	$2,239	$4,995
Add: Stock – based compensation expense included in reported net income, net of related tax effects	217	464
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(337)	(669)

Net income —pro forma	$2,119	$4,790

Basic earnings per share—as reported	$0.12	$0.28
Diluted earnings per share—as reported	$0.12	$0.26
Basic earnings per share—pro forma	$0.12	$0.26
Diluted earnings per share—pro forma	$0.11	$0.25
     The weighted average market value of options granted during the three and six months ended June 30, 2005, was $8.71 and $10.05, respectively. The fair value of each option grant was calculated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions for grants made during the three months and six months ended June 30, 2005:

	Three months	Six months
	Ended June 30,	Ended June 30,
	2005	2005

Risk-free interest rate	3.9%	3.9%
Expected option life (years)	4.4	4.2
Volatility	37.2%	32.6%
Dividend rate	0.0%	0.0%
     The weighted average fair value of the options granted during the three and six months ended June 30, 2005 was $3.17 and $3.24, respectively.
     Options are granted to certain employees and directors. The options have a term of ten years from the grant date and the options generally vest ratably over four years, with one quarter of the grant vesting on the first anniversary and the remaining options vesting monthly over the next thirty-six months. Awards of restricted stock units vest ratably over three years on the anniversary of the day of the awards. We have estimated the fair value of all stock option grants and awards of restricted stock units made during the three and six month periods ended June 30, 2006 using the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions requiring judgment and are sensitive in the determination of compensation expense. The weighted average for the key assumptions used in determining the fair value of the options granted and awards made during the three and six month periods ending June 30, 2006 are summarized in the following table.

	Three months	Six months
	Ended June 30,	Ended June 30,
	2006	2006

Risk-free interest rate	5.0%	4.8%
Expected option life (years)	4.5	4.5
Volatility	55%	54%
Dividend rate	0.0%	0.0%

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
     Using the above assumptions, the Company calculated the fair value of the options granted during the three and six month periods ended June 30, 2006 using the Black-Scholes pricing model to be $6.50 and $6.12, respectively. The weighted average market value for the three and six month periods ended June 30, 2006 were $11.43 and $10.86, respectively. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and six months ended June 2006 and 2005 are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Proceeds from stock options exercised	$457	$142	$567	$181
Tax benefits related to stock options exercised	177	89	193	89
Intrinsic value of stock options exercised	1,350	1,269	1,638	1,616
     The table below summarizes the option activity during the six months ended June 30, 2006.

	Stock Options
		Shares Outstanding				Shares Vested / Exercisable
		Weighted	Weighted		Number	Weighted	Weighted
	Number of	Average	Remaining	Aggregate	of Shares	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Vested /	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value

Balance at December 31, 2005	1,699	$5.58	8.3	$13,382	474	$2.98	6.0	$4,942
Granted	165	10.42
Forfeited	(85)	7.93
Expired	(9)	8.38
Exercised	(188)	2.97

Balance at June 30, 2006	1,582	$6.25	8.1	$11,401	452	$3.47	5.8	$4,516

     The table below summarizes the restricted stock unit activities for the six months ended June 30, 2006.

	Restricted Stock Units
		Wt. Avg.	Weighted
	Restricted	Value of	Remaining	Aggregate
	Stock Units	Awards	Contractual	Intrinsic
	Outstanding	at Grant	Term	Value

Balance, at December 31, 2005	54	$7.69	1.8	$727
Granted	44	10.07
Canceled	(2)	7.79
Converted	—	—

Balance at June 30, 2006	97	$8.86	1.4	$1,301

     As of June 30, 2006, approximately $4,771 of unrecognized compensation cost, net of expected forfeitures, related to unvested share-based compensation awards is expected to be recognized over a weighted average recognition period of approximately one and one half years.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
     The table below summarizes the outstanding and exercisable weighted averages:

				Exercisable
	Outstanding Weighted Average			Weighted Average
		Remaining
		Contractual	Exercise		Exercise
Range of Exercise Prices Per Share	Shares	Life (Years)	Price	Shares	Price

$0.03 – 0.19	122	2.3	$0.15	122	$0.15
0.41 – 0.41	277	7.1	0.41	129	0.41
1.15 – 6.85	169	6.8	5.89	105	5.64
7.23 – 7.23	382	9.3	7.23	2	7.23
7.69 – 8.56	170	9.2	8.40	27	8.14
8.63 – 9.09	168	9.2	8.73	16	9.09
9.36 – 9.89	108	9.3	9.58	18	9.39
10.80 – 10.80	80	8.7	10.80	32	10.80
11.24 – 11.24	83	9.8	11.24	1	11.24
12.17 – 12.17	23	9.9	12.17	—	12.17

Total	1,582	8.1	$6.25	452	$3.47

     Stock-based compensation expense was classified in the statement of operations as follows:

	Three Months Ended		Six Months Ended
Stock-based Compensation	June 30,		June 30,
Expense	2006	2005	2006	2005

Cost of revenue	$147	$69	$257	$148
Selling, general & administrative	517	148	896	316

Total	$664	$217	$1,153	$464

Note 9. Warrants
     During the three months ended June 30, 2006, all outstanding warrants expired. As of June 30, 2006, there were no warrants outstanding.
Note 10. Acquisition of Rapidtext
     On January 9, 2006, the Company acquired all of the outstanding capital stock of Rapidtext, Inc., a privately held transcription and captioning service company based in Newport Beach, CA. The Company paid $8,967 in cash from existing cash reserves, $966 in common stock and assumed $23 worth of unvested stock options. These amounts include transaction costs of approximately $525. Rapidtext shareholders received 113 shares of the Company’s common stock that are subject to vesting based on the achievement of certain performance metrics over a one-year period. The value of the shares granted in connection with the acquisition was determined by using the ten-day average closing price of the Company’s stock prior to the third trading date before the close of the transaction.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
     The additional consideration, if any, will be recorded as goodwill. The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Description	Value

Net current assets	$1,261
Property, plant and equipment	282
Noncurrent deferred tax assets & other assets	263
Net current liabilities	(855)
Long term capital leases	(140)

Estimated fair value, net assets acquired	811
Goodwill	8,285
Other intangible assets	860

Total purchase price	$9,956

     The intangible assets of $860 are comprised of customer lists, non-compete agreements, internally developed software, and trademarks and tradenames. Intangible assets associated with the Rapidtext acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill has an indefinite life and is not amortized. The intangible assets are amortized over their estimated useful lives, which is approximately six years.

Intangible Assets	Value

Customer list	$500
Non-compete agreements	200
Software	60
Trademarks/Tradenames	100

Total	$860

     Results subsequent to the acquisition of Rapidtext are included in our consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005 (1)	2006	2005 (1)

Pro forma revenue	$25,947	$17,295	$49,252	$33,637
Pro forma net income	3,808	2,472	6,684	5,396
Pro forma basic income per share	0.21	0.14	0.36	0.30
Pro forma diluted income per share	0.20	0.13	0.35	0.28
Pro forma basic weighted average shares outstanding	18,511	18,257	18,467	18,199
Pro forma diluted weighted average shares outstanding	19,348	19,032	19,251	19,050

(1)	The 2005 pro forma basic weighted shares outstanding include the 113 shares issued to acquire Rapidtext. In addition, the pro forma diluted weighted average shares outstanding include the 10 options the Company assumed as part of the acquisition.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 11. Commitments and Contingencies
     The following summarizes our contractual obligations, primarily lease agreements, through the date of this filing and includes a long term software maintenance contract signed in July:

Years Ending December 31,	Commitments
2006	$1,642
2007	3,419
2008	3,246
2009	2,563
2010	2,930
Thereafter	12,673

Total	$26,472

Note 12. Subsequent Event
     In July 2006, we entered into a loan agreement with Citibank (West), FSB that provides a revolving line of credit for general corporate purposes and allows us to borrow up to $25 million from time to time as needed. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest, at our election, either at a prime rate minus .25% or at LIBOR plus .65%. We have no borrowings outstanding under the Loan Agreement as of this time.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
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
Overview
     We provide business process outsourcing, or BPO, services from our facilities in the Philippines, Costa Rica and the United States. We provide customer management, transcription and captioning, accounts receivable management and additional BPO services for clients who wish to outsource these functions. Our three largest clients collectively accounted for approximately 48% of our revenue for the three months ended June 30, 2006 compared to 60% for the three months ended June 30, 2005.
     Customer management services consist of customer care, inbound sales, technical support and direct response sales services for our clients by providing these services to their new and existing customers. Transcription services entail transcribing analog and digital voice recordings into customized client reports, and captioning services include both real-time and offline captioning of television programming and films for the entertainment and education markets. Accounts receivable management services include collecting defaulted consumer receivables on a contingent basis and performing early stage collection services for at-risk customers.
     Sources of Revenue
     For the three and six month periods ended June 30, 2006, we derived a majority of our revenue from fees, which include:
•	time-delineated or production based fees, including hourly or per minute charges and charges per interaction or transaction, and training fees, all of which are separately negotiated on an individual client basis; and

•	implementation fees, including revenue associated with the installation and integration of new clients into our telecommunications, information technology and client reporting structures.
     Substantially all of our revenue consisted of time-delineated or production based fees. For the six month periods ended June 30, 2006 and 2005, approximately 5% of our revenues was comprised of implementation and training fees. For the three and six month periods ended June 30, 2006 and 2005, substantially all of our revenues was derived from U.S.-based clients.
     Key Expense Categories
     Cost of revenue. Cost of revenue consists primarily of salaries, payroll taxes and employee benefit costs of our professionals in the Philippines, Costa Rica and the United States. Additionally, cost of revenue includes: telecommunications costs; information technology costs; rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers; and consulting services related to our customer management consulting group in the United States. Cost of revenue does not include depreciation of assets used in the production of revenue.
     Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, costs associated with Sarbanes Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences and other brand building and advertising) and other corporate expenses. Selling, general and administrative expenses increased in the three and six months ended June 30, 2006, as compared with selling, general and administrative expenses for the three and six months ended June 30, 2005. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue and Deferred Revenue Recognition
     Revenue is recognized pursuant to applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” or SAB 101, and Staff Accounting Bulletin 104, “Revenue Recognition” or SAB 104. SAB 101, as amended, and SAB 104 summarize certain of the Securities and Exchange Commission staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.
     We primarily recognize our revenue from services as those services are performed under a signed contract. Certain revenues for contingent accounts receivable management contracts are recognized upon receipt of collected funds. In addition, implementation fees are recognized ratably over the life of the contract.
     Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of June 30, 2006 and December 31, 2005, our balance sheets reflect $4.7 million and $3.5 million in deferred revenue, respectively.
Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”.
     The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 8 for additional information.
Accounting for Income Taxes
     We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. This method involves the assessment of our net operating loss carryforwards, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets, consisting primarily of our net operating loss carryforwards, will be realized or recovered from future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. To the extent we believe that recoverability of our deferred tax assets is not likely, we are required to establish a valuation allowance. Based on our assessment of the realizability of the net deferred tax assets as of June 30, 2006, we recorded a net tax benefit of $500 from the release of the deferred tax asset valuation allowance.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
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
Results of Operations
     The following table shows the listed items from our consolidated statements of operations as a percentage of revenue for the periods presented (percentages may not aggregate due to rounding).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of management incentive plan and depreciation expense shown below)	61	58	60	56
Management incentive plan – cost of revenue	—	—	—	—
Selling, general, and administrative (exclusive of management incentive plan expense shown below)	18	21	20	20
Management incentive plan — selling, general, and administrative	—	—	—	—
Depreciation and amortization	6	8	6	7

Income from operations	14	13	14	16
Interest income	(2)	(2)	(2)	(2)
Other expense (income)	—	—	—	—

Income before provision for income taxes	16	15	16	18
Provision for income taxes	1	—	2	—

Net income	15%	15%	14%	17%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
Revenue
     Our revenues increased by $11.2 million, or 76%, to $25.9 million for the three months ended June 30, 2006 from $14.7 million for the three months ended June 30, 2005. This increase was primarily attributable to an increase of $2.0 million associated with services provided to new clients and an increase of $6.4 million associated with a higher volume of services to existing clients. The acquisition of Rapidtext increased revenue by approximately $2.8 million. We believe the increase in revenue resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services.
Cost of Revenue
     Our cost of revenues increased by $7.4 million, or 87%, to $16.0 million for the three months ended June 30, 2006 from $8.6 million for the three months ended June 30, 2005. The increase was primarily attributable to year over year changes in the exchange rate, decreased margins on specific contracts and our continued expansion both in the Philippines and in Costa Rica. The increase in the value of the Philippine peso compared to the U.S. dollar increased our cost of revenue by approximately $0.5 million. Had the exchange rate remained constant, cost of revenue would have increased approximately 80%, which is more in-line with our percentage increase in sales. With the exception of the FAS 123(R) expense, the effect of the exchange rate is included in the amounts below.
     Salaries and benefits increased approximately $5.3 million due to the increased volume of work. Stock-based compensation expenses associated with the adoption of FAS 123(R) increased cost of revenues by approximately $0.1 million. Travel expenses increased approximately $0.6 million due to increased travelling by account representatives and our expansion into Costa Rica. Rent and utility expenses increased approximately $0.7 million as we added the PeopleSupport Center in Manila and new facilities in Costa Rica and Cebu. Professional services increased approximately $0.3 million and computer and telecommunications charges increased approximately

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
$0.3 million as our business expanded.
     As a percentage of revenues, our cost of revenues increased to 62% for the three months ended June 30, 2006 from 58% for the three months ended June 30, 2005. We anticipate that cost of revenue will continue to increase as our operational capacity and infrastructure grow. We believe this trend of expansion will continue due to increased demand for our outsourcing services.
Selling, General, and Administrative
     Selling, general and administrative (SG&A) expenses increased by $1.6 million, or 51%, to $4.7 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005. The increase is primarily attributable to increased stock-based compensation expenses associated with the adoption of FAS 123(R) which increased general and administrative costs approximately $0.4 million and the continued growth in our infrastructure which increased compensation expenses approximately $0.4 million and professional service fees of approximately $0.4 million. In addition, we expanded our sales and technology infrastructure, mostly by adding personnel, increasing costs approximately $0.2 million and $0.1 million, respectively.
     As a percentage of revenue, selling, general and administrative costs decreased to 18% for the three months ended June 30, 2006 from 21% for the three months ended June 30, 2005. We expect selling, general and administrative costs to increase as we continue to build the infrastructure to accommodate anticipated growth.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
Revenue
     Our revenues increased by $20.2 million, or 70%, to $49.0 million for the six months ended June 30, 2006 from $28.8 million for the six months ended June 30, 2005. This increase was primarily attributable to an increase of $2.2 million associated with services provided to new clients and an increase of $12.5 million associated with a higher volume of services to existing clients. The acquisition of Rapidtext increased revenue by approximately $5.4 million. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services.
Cost of Revenue
     Our cost of revenues increased by $13.2 million, or 81%, to $29.5 million for the six months ended June 30, 2006 from $16.3 million for the six months ended June 30, 2006. The increase was primarily attributable to year over year changes in the exchange rate, decreased margins on specific contracts and our continued expansion both in the Philippines and in Costa Rica. The increase in the value of the Philippine peso compared to the U.S. dollar increased our cost of revenue by approximately $1.4 million. Had the exchange rate remained constant, cost of revenue would have increased approximately 72%, which is more in-line with our percentage increase in sales. With the exception of the FAS 123(R) expense, the effect of the exchange rate is included in the amounts below.
     Salaries and benefits increased approximately $8.9 million due to the increased volume of work. Stock-based compensation expenses associated with the adoption of FAS 123(R) increased cost of revenues by approximately $0.1 million. Travel expenses increased approximately $1.0 million due to increased travelling by account representatives and our expansion into Costa Rica. Rent and utility expenses increased approximately $1.6 million combined as we added the PeopleSupport Center in Manila and facilities in Costa Rica and Cebu. Spurred by our growth, fees for professional services increased approximately $0.6 million and computer and telecommunications charges increased approximately $0.6 million as our business expanded.
     As a percentage of revenues, our cost of revenues increased to 60% for the six months ended June 30, 2006 from 57% for the six months ended June 30, 2005. We anticipate that cost of revenue will continue to increase as our operational capacity and infrastructure grow. We believe this trend of expansion will continue due to increased demand for our outsourcing services.
Selling, General, and Administrative
     Selling, general and administrative expenses increased by $3.8 million, or 66%, to $9.6 million for the six months ended June 30, 2006 from $5.8 million for the six months ended June 30, 2005. The increase is primarily attributable to an increase in professional service fees of approximately $1.5 million, primarily related to Sarbanes-Oxley compliance costs and other consulting costs, some of which relate to the acquisition of Rapidtext. Increased stock-based compensation expenses associated with the adoption of FAS 123(R) which increased general and administrative costs approximately $0.6 million and the continued growth in our infrastructure which increased compensation expenses approximately $0.6 million. In addition, we expanded our sales and technology infrastructure, mostly by adding personnel, increasing costs approximately $0.6 million. Our growth also resulted in additional rent and office supply costs of approximately $0.2 million, insurance costs of approximately $0.1 million, reimbursable expenses of approximately $0.1 million and bad debt expenses of approximately $0.1 million.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
     As a percentage of revenue, selling, general and administrative costs for the six months ended June 30, 2006 and 2005 were approximately 20%.
Liquidity and Capital Resources
     We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of June 30, 2006, we have working capital of $51.4 million, including cash and cash equivalents totaling $16.8 million, marketable securities of $31.8 million and net accounts receivable of $13.3 million.
Operating Activities
     Net cash provided by operating activities was $13.3 million for the six months ended June 30, 2006, which was greater than our net income of $6.7 million for the same period. The difference is primarily due to $2.9 million of depreciation and amortization, $1.2 million of non-cash stock-based compensation expense, and an aggregate change in operating assets and liabilities of $1.7 million. The primary changes among assets related to an increase of $3.9 million in accounts receivable, an increase of $4.5 million in accounts payable and accrued liabilities and an increase of $1.1 million in deferred revenue.
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
Investing Activities
     Net cash used in investing activities during the six months ended June 30, 2006 and 2005 was $24.9 million and $28.6 million, respectively. During the six months ended June 30, 2006 we purchased $11.0 million of marketable securities which was partially offset by the maturation of $3.0 million of marketable securities. We also had capital expenditures associated with the expansion of our Philippine operations and the build-out of our Costa Rican facilities of approximately $8.0 million. In addition, in January 2006, we acquired Rapidtext for approximately $9.0 million.
     Cash used in investing activities for the six months ended June 30, 2005 was primarily comprised of $24.3 million related to the purchase of marketable securities and $4.6 million of capital expenditures associated with the continuing expansion of the Philippine operating facilities, offset by $0.3 million of maturity of marketable securities. We used proceeds from our initial public offering to purchase the $24.0 million of marketable securities. Marketable securities consist of U.S. agency securities and municipal bonds.
     Our capital expenditures during the six months ended June 30, 2006 were approximately $8.0 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure. We estimate additional infrastructure build-out costs during the second half of 2006 of approximately $9 million to $13 million for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures, which we may adjust based on trends in revenue and personnel needs in Costa Rica and the Philippines. We anticipate using cash, cash equivalents and marketable securities on hand to fund these expenditures.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $0.6 million and $0.2 million, respectively. For the period ending June 30, 2006, cash provided by financing activities consisted of proceeds from the exercise of stock options of approximately $0.6 million and a tax benefit from the exercise of employee stock options of approximately $0.2 million, offset by capital lease payments of approximately $0.1 million. Net cash provided by financing activities for the six months ended June 30, 2005 was comprised of $0.2 million of proceeds from the exercise of stock options.
     Based on our current level of operations, we expect that our cash flow from operations, together with the proceeds of the current working capital and cash, cash equivalents and marketable securities, will be adequate to meet our anticipated cash needs at least through 2007. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the six months ended June 30, 2006 and 2005, approximately 57% and 67%, respectively, of our expenses were generated in the Philippines. Substantially all of our revenues are denominated in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our Philippines operations by approximately $2.1 million for the six months ended June 30, 2006, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $2.6 million for the six months ended June 30, 2006. Expenses relating to our operations outside the United States increased in the six months ended June 30, 2006 when compared to the six months ended June 30, 2005 due to increased costs associated with higher revenue generation and customer management services, partially offset by the increase in the value of the U.S. dollar relative to the Philippine peso.
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
     Currently, we fund our Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican colons on an as-needed basis. For the six months ended June 30, 2006, Costa Rica accounted for 3% of total expenses. A 10% increase in the value of the U.S. dollar relative to the Costa Rican colon would reduce the expenses associated with the operations of our Costa Rican operations by approximately $0.1 million for the six months ended June 30, 2006, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.1 million for the six months ended June 30, 2006.
     To date, we have not entered into any hedging contracts.
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $16.7 million and marketable securities totaling $31.8 million at June 30, 2006. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. Cash, cash equivalents and marketable securities are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. Declines in interest rates would impact the carrying value of our cash equivalents and available for sale marketable securities as well as reduce future investment income. A 1% change in short term rates would have changed the carrying value of our cash equivalents and marketable securities by approximately $0.2 million as of June 30, 2006 and would have changed our interest income for the six months ended June 30, 2006 by a negligible amount. The interest income from these funds will be subject to fluctuations due to changes in interest rates.
Inflation Rate Sensitivity
     For the six months ended June 30, 2006 and 2005, approximately 57% and 67%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation, but the inflation rate has been below 10% since 1999. For the six months ended June 30, 2006, inflation averaged 6.7%, a slight decline from the 7.6% average inflation rate for year ended December 31, 2005. We anticipate this inflation trend to continue in 2006.
ITEM 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
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
Our revenues are highly dependent upon major clients, and any loss of business from our major clients would reduce our revenues and seriously harm us.
     For the three months ended June 30, 2006, our three largest customers EarthLink, Expedia and Vonage, accounted for 48% of our revenues. In addition, our Costa Rican operations are currently dependent upon a Fortune 500 client. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.
Substantial future sales of our common stock in the public market could cause our stock price to fall.
     We have filed with the Securities and Exchange Commission a registration statement on Form S-3 authorizing us to issue up to $100,000,000 of public equity or debt in the future. We may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market. In addition, as of June 30, 2006, 1,677,978 options to purchase common stock and restricted stock units were outstanding. Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.
Government regulations and various bureaucratic constraints have increased and may continue to increase operational costs in Costa Rica beyond budgeted expectations.
     Primarily due to government regulations and various bureaucratic constraints, we have experienced, and may continue to

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
experience, higher than expected costs of doing business in Costa Rica. These additional costs may adversely affect our operations, result in delays that cause us to be unable to fulfill our contractual obligations and could have an adverse impact on our financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of PeopleSupport, Inc. was held on May 24, 2006. At the meeting, stockholders:
1.	elected two Class II directors, Mr. Adam Berger and Mr. George Ellis, to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified; and

2.	ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm.
     The votes casted or withheld for Adam Berger and George Ellis to serve as Class II directors were as follows:

	VOTES
	For	Withheld
Adam Berger	15,724,166	245,234
George Ellis	15,934,541	34,859
     The following directors’ term of office continued after the Annual Meeting:
Lance Rosenzweig
C. Larry Bradford
Michael Edell
Frank Perna
Joe Rose
The votes casted for or against, as well as the number of abstentions for ratification of the appointment of BDO Seidman, LLP as our independent public accounting firm were as follows:

		VOTES
	For	Against	Abstentions
Ratification of appointment of BDO Seidman, LLP, independent registered public accounting firm	15,964,815	4,385	200
Item 6. Exhibits

Exhibit
Number
10.1	[1]	Master Services Agreement and Statement of Work No. 1 dated August 9, 2004 between PeopleSupport, Inc. and Vonage Holdings Corp.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	[2]	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	[2]	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Form 10-Q and submitted separately to the Securities and Exchange Commission.

[2]	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934,

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on August 9, 2006.

PeopleSupport, Inc.

By:	/s/ Caroline Rook

Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)