Form 10-Q
period 2006-09-30
PeopleSupport, Inc.
filed 2006-11-01
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-115328

PeopleSupport, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	95-4695021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Glendon Ave., Suite 1250, Los Angeles, California 90024
(Address and Zip Code of principal executive offices)

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

The number of shares of the registrant’s common stock outstanding as of October 30, 2006 was 18,595,553 shares.

PEOPLESUPPORT, INC.

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2006

Forward Looking and Cautionary Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including without limitation, statements about our expectations regarding our revenue, our clients, our expenses, our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing. We generally identify forward-looking statements by using such terms as “may”, “will”, “could”, “should”, “potential”, “continue”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors”, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, our dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets we serve, our ability to manage our growth, the risks associated with our operations in the Philippines and Costa Rica, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report and, unless required by law, we undertake no obligation to update or revise these forward-looking statements. You should, however, review the factors and risks we describe in other reports, including our report on Form 10-K, and registration statements that we file from time to time with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited, in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$13,379	$27,760
Marketable securities	33,890	23,853
Accounts receivable, net of allowance for doubtful accounts of $496 and $487, respectively	19,849	8,414
Deferred tax assets	4,327	4,226
Prepaid expenses and other current assets	3,523	2,448

Total current assets	74,968	66,701
Property and equipment, net	17,969	10,622
Deferred management incentive plan compensation	342	598
Deferred tax assets	13,774	15,051
Goodwill and other intangible assets	7,406	—
Other long-term assets	2,295	1,354

Total assets	$116,754	$94,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,089	$2,181
Accrued liabilities	7,609	3,912
Management incentive plan obligation	327	475
Deferred revenue	4,102	3,481
Current portion of capital lease obligations	58	—
Other current liabilities	60	69

Total current liabilities	17,245	10,118
Management incentive plan obligation	622	474
Deferred rent	1,581	978
Long-term portion of capital lease requirements	25	—
Other long-term liabilities	726	364

Total liabilities	20,199	11,934

Stockholders’ equity:
Common stock, $.001 par value; authorized 87,000 shares; 18,574 and 18,306 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	19	18
Additional paid-in capital	115,820	113,234
Accumulated deficit	(20,019)	(30,214)
Accumulated other comprehensive income	735	342
Deferred stock compensation	—	(988)

Total stockholders’ equity	96,555	82,392

Total liabilities and stockholders’ equity	$116,754	$94,326

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited, in thousands, except per share data)

Revenue	$30,117	$16,317	$79,111	$45,112
Cost of revenue (exclusive of depreciation expense shown below)	19,479	9,450	48,975	25,792
Selling, general and administrative	4,789	3,156	14,421	8,957
Depreciation and amortization	1,876	1,114	4,796	3,247

Income from operations	3,973	2,597	10,919	7,116
Net interest income	518	374	1,426	937
Other income (expense)	73	(16)	74	(31)

Income before income taxes	4,564	2,955	12,419	8,022
(Provision) benefit for income taxes	(1,052)	2,558	(2,224)	2,486

Net income	3,512	5,513	10,195	10,508
Foreign currency translation adjustment	375	22	357	26
Unrealized gain (loss) on marketable securities	100	(85)	36	(97)

Comprehensive income	$3,987	$5,450	$10,588	$10,437

Basic earnings per share	$0.19	$0.30	$0.55	$0.58
Diluted earnings per share	$0.18	$0.29	$0.54	$0.56
Basic weighted average shares outstanding	18,503	18,220	18,408	18,130
Diluted weighted average shares outstanding	19,052	18,883	18,862	18,913

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited, in thousands)

OPERATING ACTIVITIES
Net income	$10,195	$10,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,796	3,247
Provision for (recovery of) doubtful accounts	9	(138)
Stock-based compensation	1,875	675
Amortization of management incentive plan	256	256
Deferred income taxes	1,511	(2,583)
Tax benefits from employee stock option exercises	(621)	—
Gain on disposal of property and equipment	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(10,339)	(1,191)
Prepaid expenses and other assets	68	(2)
Other long-term assets	612	(504)
Accounts payable and accrued liabilities	5,951	2,519
Deferred rent	150	—
Deferred revenue	526	1,496

Net cash provided by operating activities	14,989	14,277

INVESTING ACTIVITIES
Collections applied to principal of receivable portfolios	—	7
Purchases of property and equipment	(11,767)	(5,805)
Proceeds from sale of property and equipment	—	114
Proceeds from called short term investments	—	2,000
Purchases of marketable securities	(15,000)	(28,600)
Maturities of marketable securities	5,000	3,600
Restricted cash equivalent	—	422
Acquisitions, net of cash received	(8,968)	—

Net cash used in investing activities	(30,735)	(28,262)

FINANCING ACTIVITIES
Payments of capital lease obligation	(363)	—
Tax benefits from employee stock option exercises	621	—
Proceeds from the exercise of stock options	1,079	233

Net cash provided by financing activities	1,337	233
Effect of exchange rate changes on cash	28	3

Net decrease in cash and cash equivalents	(14,381)	(13,749)
Cash and cash equivalents, beginning of period	27,760	41,583

Cash and cash equivalents, end of period	$13,379	$27,834

NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized holding losses on marketable securities	$(36)	$(97)
Construction in progress costs incurred but not paid	652	1,231
Non-cash tax benefit from disqualifying dispositions of stock options	435	—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$7	$—
Taxes paid for the period	516	48

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1.	Description and History of Business

PeopleSupport, Inc. was incorporated in the State of Delaware on July 2, 1998 and is a leading business process outsourcing (BPO) provider that offers customer management, transcription and captioning and other BPO services from its centers in the Philippines, Costa Rica and the United States.

In 2000, we purchased the assets of a Philippine-based outsourcing company, began relocating our outsourcing facilities to the Philippines and formed PeopleSupport (Philippines), Inc. In July 2003, we began providing accounts receivable management services through our wholly-owned operating subsidiary, STC Solutions, Inc., which is a Delaware corporation formed in October 2002. In May 2003, we formed ProArm Management, Inc., a wholly-owned operating subsidiary and Delaware corporation, to engage in the business of acquiring debt portfolios on an opportunistic basis. In January 2006, we began providing transcription and captioning services through our acquisition of Rapidtext, Inc., and its subsidiary, The Transcription Company. In 2006, we formed PeopleSupport (Costa Rica), S.R.L., and launched bilingual English/Spanish operations in Costa Rica.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of PeopleSupport, Inc. and its subsidiaries (collectively the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2006, and for the three and nine months ended September 30, 2005 and 2006 is unaudited. The balance sheet data at December 31, 2005 is derived from the audited consolidated financial statements for the year ended December 31, 2005 but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, income taxes, and valuation of goodwill. Actual results could differ from those estimates.

Marketable Securities

Marketable securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses, shown under the caption “unrealized gains/(losses) on marketable securities”, included as a component of accumulated other comprehensive income. Individual securities classified as available for sale are reduced to net realizable value by a charge to income for other than temporary declines in fair value. Realized gains and losses are determined on a specific identification method and are reflected in income.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, the carrying value of assets acquired, including goodwill, are reviewed annually. During the review, the Company estimates the fair value of the reporting unit to which the assets were assigned by discounting the reporting unit’s estimated future cash flows before interest. The Company compares the discounted future cash flows to the carrying value of the acquired net assets to determine if an impairment loss has occurred. If such assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the assets exceeds their estimated fair values. With the acquisition of Rapidtext, Inc., the Company acquired goodwill and other non-amortizable intangible assets (see Note 10) and expects to perform an annual impairment review in the fourth quarter of 2006.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 8 for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Although we are still evaluating the potential effects of this standard, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operation, or cash flows.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS 158 are effective for periods beginning after December 15, 2006. We are in the process of creating a statutorily required defined-benefit pension plan for our Philippine employees and are currently evaluating the potential impact of SFAS 158 on our financial position and/or results of operations.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We expect to adopt FIN 48 in the first quarter of 2007, and we are currently reviewing FIN 48 and evaluating its potential impact.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position, results of operation, or cash flows.

Note 3.	Significant Customers

Revenue from significant customers was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	% of Revenue		% of Revenue

Customer A	16%	27%	18%	28%
Customer B	15	20	16	20
Customer C	14	—	7	—
Customer D	12	8	13	8
Customer E	8	14	9	13

Net accounts receivable from significant customers as a percentage of total net accounts receivable were as follows:

	September 30,	December 31,
	2006	2005

Customer A	9%	19%
Customer B	16	24
Customer C	19	—
Customer D	7	14
Customer E	4	—

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of September 30, 2006 and December 31, 2005:

Cash Equivalents and Marketable Securities

	September 30,	December 31,
	2006	2005

Cash	$7,899	$19,785
Cash equivalents (government sponsored entities)	5,480	7,975
Marketable securities (government sponsored entities)
Adjustable rate	12,000	9,000
Fixed rate	21,890	14,853

Total	$47,269	$51,613

Unrealized gains (losses)	$(117)	$(153)
Maturities
Due in 90 days or less	$17,480	$16,975
1 year through 2 years	21,890	14,853

Total	$39,370	$31,828

Note 5.	Comprehensive Income

The components of comprehensive income are unrealized losses on securities and the effect of the foreign currency translation. Unrealized losses on securities equal the difference between the purchase price and the market value of the securities on September 30, 2006. The foreign currency translation is the effect on our financial statements that changes in the exchange rates of the Philippine peso and Costa Rican colones had against the United States dollar. As of September 30, 2006, the components of comprehensive income are as follows:

	Foreign	Unrealized
	Currency	Gain/(Loss) on
	Translation	Securities	Total

Balance, December 31, 2005	$495	$(153)	$342
Quarterly change	258	(34)	224

Balance, March 31, 2006	753	(187)	566
Quarterly change	(276)	(30)	(306)

Balance, June 30, 2006	477	(217)	260
Quarterly change	375	100	475

Balance, September 30, 2006	$852	$(117)	$735

Note 6.	Income Taxes and Deferred Tax Assets

Provision for Income Taxes

The Company’s effective tax rates for the three and nine month periods ended September 30, 2006 were 23% and 18% respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% primarily

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to the use of income tax holidays in the Philippines. We have not provided for U.S. tax effects because we plan to reinvest such earnings outside the U.S. indefinitely.

Deferred Tax Assets

As of September 30, 2006, the Company continued to maintain a valuation allowance against its California deferred tax assets that would provide a net tax benefit of approximately $1,005 upon reversal.

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

At the end of the second quarter of 2006, the Company released a portion of its deferred tax valuation allowance which resulted in a net tax benefit of $500. At the end of the third quarter, the Company increased its deferred tax valuation allowance, which resulted in a net tax expense for the quarter of $80. For the nine months ended September 30, 2006, the Company had a net tax benefit of $420 associated with the release of valuation allowance.

Note 7.	Computation of Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock (i.e., options to purchase common stock using the treasury stock method) were exercised or converted into common stock.

The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Options	8	225	58	146
Warrants	—	4	2	65

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Net income	$3,512	18,503	$0.19	$5,513	18,220	$0.30
Effect of dilutive securities:
Options	—	507		—	663
Restricted stock units	—	42		—	—

Net income	$3,512	19,052	$0.18	$5,513	18,883	$0.29

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares,	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Net income	$10,195	18,408	$0.55	$10,508	18,130	$0.58
Effect of dilutive securities:
Options	—	421		—	783
Restricted stock units	—	33		—	—

Net income	$10,195	18,862	$0.54	$10,508	18,913	$0.56

Note 8.	Stock Compensation

The Company’s stock incentive plans provide for grants of options to purchase shares of common stock, awards of restricted stock, stock appreciation rights and stock units. Incentive stock options are generally granted to employees. Grants of nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The board of directors can amend or modify the 1998 and 2004 stock incentive plans at any time, with stockholder approval, as required. All grants and awards are settled in equity and settled through the issuance of shares that have been authorized and were previously unissued. Generally, awards of restricted stock units vest annually over three years and grants of stock options vest over four years with one quarter vesting on the first anniversary date and the remaining options vesting ratably over the next thirty-six months. As of September 30, 2006, 110 restricted stock units and 1,602 stock options were outstanding; an additional 1,212 shares were reserved under the plans.

Stock Incentive Plans

The 2004 stock incentive plan was adopted by the Company’s board of directors in July 2004 and, following stockholder approval, became effective upon the completion of the Company’s initial public offering. The 2004 stock incentive plan is administered by the board of directors or the compensation committee of the board. The 2004 stock incentive plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. Incentive stock options may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The board of directors can amend or modify the 2004 stock incentive plan at any time, with stockholder approval, as required.

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

The Company’s 1998 stock incentive plan ceased to be available for future grants upon ratification of the 2004 stock incentive plan. Upon completion of the Company’s initial public offering, shares available for issuance under the 1998 stock incentive plan automatically transferred to the 2004 stock incentive plan. This includes shares subject to outstanding options under the Company’s 1998 stock incentive plan that expire, terminate or are cancelled before being exercised and unvested shares that are forfeited pursuant to that plan.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Employee Stock Purchase Plan

The 2004 employee stock purchase plan was adopted by the Company’s board of directors in July 2004 and is intended to qualify under Section 423 of the Internal Revenue Code. A total of 225 shares of common stock have been reserved for issuance under our employee stock purchase plan. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of 400 shares or 1.25% of our outstanding common stock. The 2004 employee stock purchase plan has not been implemented.

Accounting for Equity Awards

Effective January 1, 2006, the Company accounts for stock-based employee compensation arrangements and option grants to non-employees in accordance with the provisions of SFAS 123(R). Compensation expense is based on the fair value of the Company’s grants of stock options and awards of restricted stock units as calculated using the Black-Scholes pricing model. The following table illustrates the effect on net income and earnings if the fair value recognition provisions of SFAS 123(R) had been applied during the three and nine months ended September 30, 2005. The value of the options is estimated using a Black-Scholes option pricing model with the expense amortized over the vesting period of the option.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income as reported	$5,513	$10,508
Add: Stock — based compensation expense included in reported net income, net of related tax effects	211	675
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(441)	(1,110)

Net income — pro forma	$5,283	$10,073

Basic earnings per share — as reported	$0.30	$0.58
Diluted earnings per share — as reported	$0.29	$0.56
Basic earnings per share — pro forma	$0.29	$0.55
Diluted earnings per share — pro forma	$0.28	$0.53

The weighted average market value of options granted during the three and nine months ended September 30, 2005, was $9.40 and $9.88, respectively. The fair value of each option grant was calculated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions for grants made during the three months and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Risk-free interest rate	3.9%	4.0%
Expected option life (years)	4.4	4.3
Volatility	37%	33%
Dividend rate	—	—

The weighted average fair value of the options granted during the three and nine months ended September 30, 2005 was $3.44 and $3.29, respectively.

Options are granted to certain employees and directors. The options have a term of ten years from the grant date and the options generally vest ratably over four years, with one quarter of the grant vesting on the first anniversary

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the remaining options vesting monthly over the next thirty-six months. Awards of restricted stock units vest ratably over three years on the anniversary of the day of the awards. The Company has estimated the fair value of all stock option grants and awards of restricted stock units made during the three and nine month periods ended September 30, 2006 using the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions requiring judgment and is sensitive in the determination of compensation expense. The weighted average for the key assumptions used in determining the fair value of the options granted and awards made during the three and nine month periods ending September 30, 2006 are summarized in the following table.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Risk-free interest rate	5.0%	4.9%
Expected option life (years)	4.5	4.5
Volatility	53%	54%
Dividend rate	—	—

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

Using the above assumptions, the Company calculated the weighted-average fair value of the options granted during the three and nine month periods ended September 30, 2006 using the Black-Scholes pricing model to be $5.94 and $5.57, respectively. The weighted average market value for the three and nine month periods ended September 30, 2006 were $12.02 and $11.37, respectively. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine months ended September 2005 and 2006 are:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Proceeds from stock options exercised	$512	$52	$1,079	$233
Tax benefits related to stock options exercised	428	70	621	159
Intrinsic value of stock options exercised	794	279	2,432	1,895

The table below summarizes the option activity during the nine months ended September 30, 2006.

	Stock Options
	Shares Outstanding				Shares Vested/Exercisable
		Weighted	Weighted			Weighted	Weighted
	Number of	Average	Remaining	Aggregate	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Shares Vested/	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value	Exercisable	Price	Term	Value

Balance at December 31, 2005	1,699	$5.58	8.3	$13,382	474	$2.98	6.0	$4,942
Granted	351	11.21
Forfeited	(168)	7.17
Expired	(12)	8.65
Exercised	(268)	3.98

Balance at September 30, 2006	1,602	$6.90	8.0	$18,591	460	$3.39	5.7	$6,943

The table below summarizes the restricted stock unit activities for the nine months ended September 30, 2006.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restricted Stock Units
		Wt. Avg.	Weighted	Aggregate
	Restricted Stock	Value of Awards	Remaining	Intrinsic
	Units Outstanding	at Grant	Contractual Term	Value

Balance, at December 31, 2005	54	$7.69	1.8	$727
Granted	62	10.60
Canceled	(6)	7.35

Balance at September 30, 2006	110	$8.85	1.3	$2,029

As of September 30, 2006, approximately $4,927 of unrecognized compensation cost, net of expected forfeitures, related to unvested share-based compensation awards is expected to be recognized over a weighted average recognition period of approximately one and one half years.

The table below summarizes the outstanding and exercisable weighted averages as of September 30, 2006:

	Outstanding Weighted Average			Exercisable
		Remaining		Weighted Average
		Contractual	Exercise		Exercise
Range of Exercise Prices per Share	Shares	Life (Years)	Price	Shares	Price

$ 0.03 — 0.19	122	2.1	$0.15	122	$0.15
0.41 — 0.41	239	6.9	0.41	136	0.41
1.15 — 6.85	143	6.3	5.87	92	5.50
7.23 — 7.23	335	9.1	7.23	24	7.23
7.69 — 8.56	163	9.0	8.40	29	8.06
8.63 — 9.36	173	9.0	8.78	18	9.22
9.40 — 10.80	140	8.8	10.15	32	10.39
11.24 — 11.24	81	9.6	11.24	1	11.24
11.91 — 11.91	183	9.8	11.91	—	—
12.17 — 12.17	23	9.7	12.17	6	12.17

Total	1,602	8.0	$6.90	460	$3.39

Stock-based compensation expense was classified in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stock-Based Compensation Expense	2006	2005	2006	2005

Cost of revenue	$155	$66	$412	$215
Selling, general & administrative	567	145	1,463	460

Total	$722	$211	$1,875	$675

Note 9.	Warrants

During the three months ended September 30, 2006, there were no warrants outstanding. All outstanding warrants expired in June 2006.

Note 10.	Acquisition of Rapidtext

On January 9, 2006, the Company expanded into a new BPO market by acquiring all of the outstanding capital stock of Rapidtext, Inc., a privately held transcription and captioning service company based in Newport Beach,

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CA. The Company paid $8,968 in cash from existing cash reserves and assumed $22 worth of unvested stock options. The purchase price includes transaction costs of approximately $525. As part of the purchase agreement, $1,300 of cash was held in escrow to satisfy indemnification obligations. In addition, there was a net working capital holdback of $350, Rapidtext shareholders also received 113 shares of the Company’s common stock valued at approximately $966 that are subject to vesting based on the achievement of certain performance metrics over a one-year period. The value of the shares earned, if any, will be recorded as goodwill once the number of shares is determinable.

The Company’s preliminary allocation of purchase price for the acquisition, based upon estimated fair values is as follows:

Description	Value

Net current assets	$1,261
Property, plant and equipment	195
Noncurrent deferred tax assets & other assets	263
Net current liabilities	(855)
Long term capital leases	(140)

Estimated fair value, net assets acquired	724
Goodwill	7,406
Other intangible assets	860

Total purchase price	$8,990

The intangible assets of $860 are comprised of customer lists, non-compete agreements, internally developed software, and trademarks and tradenames. Intangible assets associated with the Rapidtext acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized. The Company does not expect to deduct any goodwill for tax purposes. The intangible assets are amortized using the straight line method over their estimated useful lives, which are approximately six years.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Pro forma revenue	$30,117	$18,754	$79,369	$52,392
Pro forma net income	3,512	$5,657	10,197	$11,054
Pro forma basic income per share	$0.19	$0.31	$0.55	$0.61
Pro forma diluted income per share	$0.18	$0.30	$0.54	$0.58
Pro forma basic weighted average shares outstanding	18,503	18,220	18,408	18,130
Pro forma diluted weighted average shares outstanding	19,052	18,883	18,862	18,913

Note 11.	Commitments and Contingencies

The following summarizes our contractual obligations at September 30, 2006.

Years Ending December 31,	Commitments

2006	$856
2007	3,551
2008	3,378
2009	2,683
2010	3,070
Thereafter	13,377

Total	$26,915

In October 2006, we signed a five year lease for a data center in Seattle. Over the course of the lease, we will pay $807 in lease payments.

Note 12.	Line of Credit

In July 2006, the Company entered into a loan agreement with Citibank (West), FSB that provides a revolving line of credit for general corporate purposes and allows the Company to borrow up to $25 million from time to time as needed. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest, at the Company’s election, either at a prime rate minus .25% or at LIBOR plus .65%. The Company has no borrowings outstanding under the Loan Agreement as of this time.

Note 13.	Subsequent Event

On November 1, 2006, the Company announced its intention to issue 3,750,000 additional common shares with a potential over-allotment option to the underwriters of an additional 562,500 common shares. Based on our closing price of $19.59 on October 31, 2006, we estimate the net proceeds to the Company will be approximately $69.0 million, or $79.4 million if the over-allotment is exercised in full.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, all references to “us”, “our” and “our Company” refer to PeopleSupport, Inc. and its subsidiaries.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, which appear elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below in “Item 1A. — Risk Factors” and elsewhere in this report.

Overview

We are a leading provider of offshore business process outsourcing, or BPO, services which we primarily deliver to U.S.-based clients from our facilities in the Philippines. Based on the size of our workforce of over 7,200 college-educated, fluent English-speaking Filipino employees, we believe we are one of the largest providers of BPO services operating from the Philippines. We provide cost-effective, complex, value-added customer management services to clients in the travel and hospitality, financial services, technology, telecommunications and consumer products industries. We also provide transcription and captioning and other BPO services. Our three largest clients collectively accounted for approximately 46% of our revenue for the three months ended September 30, 2006 compared to 61% for the three months ended September 30, 2005. For the three month period ending September 30, 2006, our three largest clients were Expedia, EarthLink and Washington Mutual. For the three month period ending September 30, 2005, our three largest clients were Expedia, EarthLink and Experian. For the nine month period ending September 30, 2006, our three largest clients, Expedia, EarthLink and Vonage, accounted for 47% of our revenue compared to 61% for the nine month period ending September 30, 2005, when our three largest clients were Expedia, EarthLink and Experian.

We target clients and industries that have broad customer bases with complex customer interaction needs. We provide customer management services to more than 35 principally U.S.-based clients. Our customer management services involve handling calls and e-mails to order goods and services, make and change travel reservations, address billing questions, process warranty claims, collect overdue consumer receivables and obtain technical support. We also provide transcription and captioning to a broad range of customers in the healthcare and insurance, law enforcement, entertainment and education markets through a network of over 600 trained transcriptionists in the Philippines and the United States. Our transcription and captioning business includes transcribing voice recordings and captioning television, film and educational content. Other BPO services we offer include credit application processing, data verification, account activation and mortgage servicing. We perform our services through a variety of channels, including inbound telephone calls, e-mail and webchats. We perform over 100 processes and manage over 4.5 million customer communications per month for our clients.

Sources of Revenue

For the three and nine month periods ended September 30, 2006, we derived a majority of our revenue from fees, which include:

•	Time-delineated or production-based fees, including hourly or per minute charges and charges per interaction or transaction, and training fees, all of which are separately negotiated on an individual client basis; and

•	Implementation fees, including revenue associated with the installation and integration of new clients into our telecommunications, information technology and client reporting structures.

We recently revised our pricing with one of our largest clients from a per session fee to an hourly rate. We believe this will allow us to staff for this client more efficiently. We do not currently expect this transition to impact

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

revenues or overall margins for this client although the ultimate impact of this change cannot be predicted with certainty.

Substantially all of our revenue consisted of time-delineated or production-based fees. For the nine month periods ended September 30, 2005 and 2006, approximately 6% of our revenue was comprised of implementation and training fees. For the three and nine month periods ended September 30, 2005 and 2006, substantially all of our revenue was derived from U.S.-based clients.

For the three and nine months ended September 30, 2006, our revenue was $30.1 million and $79.1 million, respectively. For the fourth quarter of 2006, we expect our revenue to be between $29.4 million and $30.0 million.

Our revenue growth is primarily driven by organic growth from sales to new clients and existing clients. We believe our sales will continue to increase both in dollar terms and as a percentage of our revenue growth, as we expand our sales team and leverage our success with existing clients. We believe the increase in sales to existing clients is primarily due to our clients’ satisfaction with our service and the increase in their demand for our services. We also expect to increase revenue by expanding into new markets and are looking for opportunities to expand into new geographic areas and new service offerings.

Key Expense Categories

Cost of revenue.  Cost of revenue consists primarily of salaries, payroll taxes and employee benefit costs paid to our approximately 7,800 professionals in the Philippines, Costa Rica and the United States. Our employee related costs are primarily incurred in the Philippines where we employ approximately 7,200 of our personnel. Employee costs, which account for approximately two-thirds of our cost of revenue, are paid in the local currency. Because our revenue is in U.S. dollars and most employee related costs are paid in the local currency, we are exposed to the risk of foreign currency fluctuations. Recently, the Philippine peso has strengthened against the dollar, resulting in increased costs. We are not certain if this strengthening will continue. With the acquisition of the U.S.-based Rapidtext and our expansion into Costa Rica, we are now operating in regions with a higher wage structure than the Philippines.

The non-employee related portion of our cost of revenue includes telecommunications costs, information technology costs, rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers, and consulting services related to our customer management consulting group in the United States. Cost of revenue does not include depreciation of assets used in the production of revenue.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, costs associated with Sarbanes-Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences and other brand building and advertising) and other corporate expenses. Selling, general and administrative expenses increased in the three and nine months ended September 30, 2006, as compared with selling, general and administrative expenses for the three and nine months ended September 30, 2005. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations. Because of our growth we continue to invest in both capital and personnel in order to meet our growing infrastructure needs. While we have recently been able to leverage selling, general and administrative expenses and achieve economies of scale, during this period of investment and growth, our expenses may precede the associated revenue.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. We believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We primarily recognize our revenue from services as those services are performed under a signed contract. Certain revenue for contingent accounts receivable management contracts are recognized upon receipt of collected funds. In addition, implementation fees are recognized ratably over the life of the contract.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of September 30, 2006 and December 31, 2005 our balance sheets reflect $4.1 million and $3.5 million in deferred revenue, respectively.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 8 to our consolidated financial statements for additional information.

Accounting for Income Taxes

We use the liability method to account for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. This method involves the assessment of our net operating loss carryforwards, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets, consisting primarily of our net operating loss carryforwards, will be realized or recovered from future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis. At such times as we determine that the recoverability of any remaining portion of deferred tax assets is more likely realizable than not, we will further release a portion of the deferred tax valuation allowances, record an income tax benefit and subsequently record a provision for income taxes for financial statement purposes based on the amount of taxable net income. To the extent we believe that recoverability of our deferred tax assets is not likely, we are required to increase our valuation allowance. Based on our assessment of the realizability of the net deferred tax assets for the nine-month period ending September 30, 2006, we recorded a net tax benefit of $0.4 million from the release of the deferred tax asset valuation allowance.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation expense shown below)	65	58	62	57
Selling, general, and administrative	16	19	18	20
Depreciation and amortization	6	7	6	7

Income from operations	13	16	14	16
Interest income	2	2	2	2
Other expense (income)	—	—	—	—

Income before provision/(benefit) for income taxes	15	18	16	18
(Provision)/benefit for income taxes	(3)	16	(3)	5

Net income	12%	34%	13%	23%

Three months ended September 30, 2006 compared with three months ended September 30, 2005

Revenue

Our revenue increased by $13.8 million, or 85%, to $30.1 million for the three months ended September 30, 2006 from $16.3 million for the three months ended September 30, 2005. The largest source of this growth was increased revenue from existing clients of $5.8 million. We believe the increase in revenue resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

outsourcing services. New clients contributed an additional $5.2 million of revenue. The acquisition of Rapidtext increased revenue by approximately $2.8 million.

Cost of Revenue

Our cost of revenue increased by $10.0 million, or 106%, to $19.5 million for the three months ended September 30, 2006 from $9.5 million for the three months ended September 30, 2005. The increase was primarily attributable to our continued capacity expansion primarily in the Philippines, year over year changes in the exchange rate between the US dollar and Philippine peso and higher costs associated with specific contracts. The increase in the value of the Philippine peso compared to the U.S. dollar increased our cost of revenue by approximately $1.4 million. Had the exchange rate remained constant, cost of revenue would have increased approximately 92%, which is more consistent with our percentage increase in sales. With the exception of the SFAS 123(R) expense, the effect of the exchange rate is included in the amounts below.

Salaries and benefits increased approximately $7.4 million due to increased headcount. Travel expenses increased approximately $0.8 million due to increased headcount and operational activities. Rent and utility expenses increased approximately $0.8 million as we added the PeopleSupport Center in Manila and new facilities in Costa Rica and Cebu. Operational consulting costs increased approximately $0.4 million compared to the same period last year. Computer and telecommunications charges increased approximately $0.4 million as our business expanded. Stock-based compensation expenses associated with the adoption of SFAS 123(R) on January 1, 2006, increased cost of revenue by approximately $0.1 million when compared to the same period in 2005.

As a percentage of revenue, our cost of revenue increased to 65% for the three months ended September 30, 2006 from 58% for the three months ended September 30, 2005. The increase is attributable to the appreciation of the Philippines peso versus the U.S. dollar, investment in infrastructure to accommodate anticipated growth in the Philippines and Costa Rica, as well as lower margin associated with the cost of transcription and captioning services performed in the U.S., and terms negotiated with our anchor client in Costa Rica.

Selling, General, and Administrative

Selling, general and administrative expenses increased by $1.6 million, or 52%, to $4.8 million for the three months ended September 30, 2006 from $3.2 million for the three months ended September 30, 2005. The increase is attributable to the continued expansion of our sales and administrative organization, which resulted in increased compensation expenses of approximately $0.7 million. Stock-based compensation expenses associated with the adoption of SFAS 123(R) increased general and administrative costs approximately $0.4 million. In addition, accounting, legal and recruiting related professional service fees increased approximately $0.3 million. We expect selling, general and administrative costs to continue to increase as we continue to expand our infrastructure to accommodate anticipated growth.

As a percentage of revenue, selling, general and administrative costs decreased to 16% for the three months ended September 30, 2006 from 19% for the three months ended September 30, 2005 as we realized certain economies of scale from our U.S. administrative personnel and facilities.

Income Taxes

In the three month period ended September 30, 2006, we recorded an income tax provision of $1.1 million, resulting in a 23 percent effective tax rate, compared to a $2.6 million benefit from income taxes for the three month period ended September 30, 2005. In the third quarter of 2005, management determined that it was more likely than not that the company would continue to generate taxable income from operations and be able to realize certain tax benefits arising from the use of its net operating loss carryforwards in the near future and, as a result, reduced its tax valuation allowance and recognized a non-cash net income tax benefit of $2.6 million in the third quarter of 2005.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

Our 2006 effective tax rate differed from expected statutory rates due primarily to the effect of tax holidays in the Philippines.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005

Revenue

Our revenue increased by $34.0 million, or 75%, to $79.1 million for the nine months ended September 30, 2006 from $45.1 million for the nine months ended September 30, 2005. This increase was primarily attributable to an increase of $18.5 million associated with a higher volume of services to existing clients. We believe this increase resulted from our ability to capture a larger share of our clients’ outsourcing needs, as well as a general increase in our clients’ demand for outsourcing services. The acquisition of Rapidtext increased revenue by approximately $8.2 million. Services to new clients resulted in increased revenue of $7.3 million.

Cost of Revenue

Our cost of revenue increased by $23.2 million, or 90%, to $49.0 million for the nine months ended September 30, 2006 from $25.8 million for the nine months ended September 30, 2005. The increase was primarily attributable to continued capacity expansion in the Philippines and Costa Rica, year over year changes in the exchange rate between the U.S. dollar and Philippine peso and higher costs associated with specific contracts. The increase in the value of the Philippine peso compared to the U.S. dollar increased our cost of revenue by approximately $2.5 million. Had the exchange rate remained constant, cost of revenue would have increased approximately 80%, which is more consistent with our percentage increase in sales. With the exception of the SFAS 123(R) expense, the effect of the exchange rate is included in the amounts below.

Salaries and benefits increased approximately $16.4 million due to an increase of approximately 3,600 employees since January 1, 2006. Rent and utility expenses increased approximately $2.3 million as we added the PeopleSupport Center in Manila and other facilities in Costa Rica and the Philippines, Travel expenses increased approximately $1.8 million primarily due to increased headcount and operational activities. Operational consulting fees increased approximately $1.2 million and computer and telecommunications charges increased approximately $1.1 million as our business expanded. Stock-based compensation expenses associated with the adoption of SFAS 123(R) on January 1, 2006 increased cost of revenue by approximately $0.2 million.

As a percentage of revenue, our cost of revenue increased to 62% for the nine months ended September 30, 2006 from 57% for the nine months ended September 30, 2005. The increase is primarily attributable to the appreciation of the Philippine peso versus the U.S. dollar, investment in infrastructure to accommodate growth in the Philippines and Costa Rica, as well as lower margin associated with the cost of transcription and captioning services performed in the U.S., and the terms negotiated with our anchor client in Costa Rica.

Selling, General, and Administrative

Selling, general and administrative expenses increased by $5.5 million, or 61%, to $14.4 million for the nine months ended September 30, 2006 from $9.0 million for the nine months ended September 30, 2005. The increase is attributable to an increase in accounting, legal and recruiting related professional fees of approximately $1.8 million. Compensation costs increased approximately $1.8 million due to increased headcount. Increased stock-based compensation expenses associated with the adoption of SFAS 123(R) on January 1, 2006 increased general and administrative costs approximately $1.0 million. In addition, our expanding needs also resulted in additional rent and office supply costs of approximately $0.3 million, computer and telephone and internet costs of approximately $0.2 million. Travel expenses increased approximately $0.2 million due to increased headcount and operational activities. We expect selling, general and administrative costs to increase as we continue to expand our selling, general and administrative infrastructure to accommodate anticipated growth.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

As a percentage of revenue, selling, general and administrative costs decreased to 18% for the nine months ended September 30, 2006 from 20% for the nine months ended September 30, 2005 as we realized certain economies of scale from our US administrative personnel and facilities.

Income Taxes

In the nine month period ended September 30, 2006, we recorded an income tax provision of $2.2 million, resulting in an 18 percent effective tax rate, compared to a $2.5 million benefit from income taxes for the nine month period ended September 30, 2005. In the third quarter of 2005, management determined that it was more likely than not that the company would continue to generate taxable income from operations and be able to realize certain tax benefits arising from the use of its net operating loss carryforwards in the near future and, as a result, reduced its tax valuation allowance and recognized a non-cash net income tax benefit of $2.6 million in the third quarter of 2005. Our year-to-date 2006 effective tax rate differed from expected statutory rates due primarily to the effect of tax holidays in the Philippines.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of September 30, 2006, we have working capital of $57.7 million, including cash and cash equivalents totaling $13.4 million, marketable securities of $33.9 million and net accounts receivable of $19.8 million.

Operating Activities

Net cash provided by operating activities was $15.0 million for the nine months ended September 30, 2006, which was $4.8 million greater than our net income of $10.2 million over the same period. Adjustments to reconcile the amounts include $4.8 million of depreciation and amortization expense, $1.9 million of non-cash stock-based compensation expense, $1.5 million increase in deferred income taxes, and a $0.3 million non-cash expense associated with the management incentive plan. Offsetting these increases were a tax benefit from the exercise of stock options of approximately $0.6 million and an aggregate change in operating assets and liabilities of $3.0 million. The primary changes among assets and liabilities related to an increase of $10.3 million in accounts receivable offset in part by an increase of $6.0 million in accounts payable and accrued liabilities.

For the nine months ended September 30, 2006, the $10.3 million increase in accounts receivable relates to increased revenue and timing related cutoff issues based upon the date payments were received.

Net cash provided by operating activities was $14.3 million for the nine months ended September 30, 2005, which was approximately $3.8 million greater than our net income of $10.5 million over the same period. The difference is primarily due to non-cash adjustments of approximately $3.2 million for depreciation and amortization expense, $0.7 million of non-cash stock-based compensation expense, $0.3 million non-cash expense associated with the management incentive plan, $0.1 million reduction to the provision for doubtful accounts offset in part by a $2.6 million increase in our deferred income tax assets and an aggregate change in operating assets and liabilities of approximately $2.3 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2006 and 2005 was $30.7 million and $28.3 million, respectively. During the nine months ended September 30, 2006 we purchased $15 million of marketable securities which was partially offset by the maturation of $5.0 million of marketable securities. We also had capital expenditures of approximately $11.8 million which were primarily associated with expansion of our Philippine operations and Costa Rican buildout. In addition, in January 2006, we paid

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

approximately $9.0 million in cash as part of our acquisition of Rapidtext. Marketable securities currently consist of AAA-rated securities from government-sponsored entities.

Net cash used in investing activities during the nine months ended September 30, 2005 was primarily comprised of $28.6 million related to the purchase of marketable securities and $5.8 million of capital expenditures largely associated with the continuing expansion of our Philippine operating facilities, offset by $3.6 million of proceeds received from maturities of a portion of our marketable securities and $2.0 million of proceeds from called investments.

Our capital expenditures during the nine months ended September 30, 2006 were approximately $11.8 million, primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure. We estimate additional infrastructure build-out costs during the last quarter of 2006 of approximately $5.0 million to $9.0 million. The range is dependent upon the timing of a number of infrastructure projects that, depending upon the company’s needs, may roll into 2007. The capital expenditures are for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures, and may be adjusted based on trends in revenue and personnel needs in Costa Rica and the Philippines. We anticipate using cash, cash equivalents and marketable securities on hand to fund these expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $1.3 million and $0.2 million, respectively. For the period ending September 30, 2006, cash provided by financing activities consisted of proceeds from the exercise of stock options of approximately $1.1 million and a tax benefit from the exercise of employee stock options of approximately $0.6 million which were offset by capital lease payments of approximately $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2005 was comprised of $0.2 million of proceeds from the exercise of stock options.

Based on our current level of operations, we expect that our cash flow from operations, together with the proceeds of the current working capital and cash, cash equivalents and marketable securities, will be adequate to meet our anticipated cash needs at least through 2007. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we would need external financing and may incur debt or sell additional equity to finance those acquisitions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts or synthetic leases.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the nine months ended September 30, 2006 and 2005, approximately 58% and 67%, respectively, of our expenses were generated in the Philippines. Substantially all of our revenues are denominated in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our Philippines operations by approximately $3.6 million for the nine months ended September 30, 2006, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $4.4 million for the nine months ended September 30, 2006. Expenses relating to our operations outside the United States increased in the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005 due to

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

increased costs associated with higher revenue generation and the decline in the value of the U.S. dollar relative to the Philippine peso.

We generally fund our Philippine subsidiary on a semi-monthly basis through U.S. dollar denominated accounts held in the Philippines. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on an as-needed basis. To date, we have not entered into any hedging contracts.

Currently, we fund our Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican colons on an as-needed basis. For the nine months ended September 30, 2006, payments made in Costa Rican colones accounted for 4% of total expenses. A 10% increase in the value of the U.S. dollar relative to the Costa Rican colon would reduce the expenses associated with the operations of our Costa Rican operations by approximately $0.3 million for the nine months ended September 30, 2006, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.3 million for the nine months ended September 30, 2006.

To date, we have not entered into any hedging contracts, although we are considering hedging strategies and expect to enter into hedging arrangements to mitigate against fluctuations in the Philippine peso relative to the U.S. dollar.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $13.4 million and marketable securities totaling $33.9 million at September 30, 2006. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. Cash, cash equivalents and marketable securities are held for potential acquisitions of complementary businesses or assets, to fund growth in our existing markets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. Declines in interest rates would impact the carrying value of our cash equivalents and available for sale marketable securities as well as reduce future investment income. A 1% change in short term rates would have changed the carrying value of our cash equivalents and marketable securities by approximately $0.2 million as of September 30, 2006 and would have changed our interest income for the nine months ended September 30, 2006 by a negligible amount. The interest income from these funds will be subject to fluctuations due to changes in interest rates.

Inflation Rate Sensitivity

For the nine months ended September 30, 2006 and 2005, approximately 58% and 67%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation, but the inflation rate has been below 10% since 1995. For the nine months ended September 30, 2006, inflation averaged 6.9%, a slight decline from the 7.6% average inflation rate for year ended December 31, 2005. The Central Bank of the Philippines expects inflation to continue to decline into 2007.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

decisions regarding required disclosure. Based on their evaluation as of September 30, 2006, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective and that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

PART II — OTHER INFORMATION

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

Risks Related to Our Business

Our revenues are highly dependent upon several major clients, and any loss of business from our major clients would reduce our revenues and seriously harm us.

For the three months ended September 30, 2006, our three largest clients, EarthLink, Expedia and Washington Mutual, accounted for 46% of our revenues, and our customer concentration has been even higher for prior periods. For the nine months ended September 30, 2006, our three largest clients, Expedia, EarthLink and Vonage, accounted for 47% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us. One of our significant clients is currently conducting a request for proposal, or RFP, process to solicit bids for outsourcing services, including from our competitors, and we may not be successful in retaining or expanding our relationship with this client. It is unlikely the lost revenue from a major client would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results, and may lead to a decline in the price of our common stock.

Our revenues are highly dependent on a few industries and any decrease in demand for outsourced services in these industries would likely reduce our revenues and seriously harm our business.

Our major clients are concentrated in the travel and hospitality, financial services, technology, telecommunications and consumer products industries. Consolidation, a downturn, or a reversal of the trend toward outsourcing in any of these industries, would likely result in a decrease in the demand for our services or the

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

cancellation or non-renewal of existing contracts. In addition, we are dependent in large part on the projected growth of these industries, which may not materialize. These industries have been cyclical and vulnerable to significant downturns in the past, and adverse developments in these industries could adversely affect us.

A reversal of industry trends toward offshore outsourcing due to negative public reaction in the United States would harm our ability to compete effectively with competitors that operate facilities located in the United States.

Our revenues and growth depend in large part on U.S. industry trends towards outsourcing customer management and other business processes offshore. The trend to outsource business processes may not continue and could reverse. There has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform services themselves or may be discouraged from transferring services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Our risk is compounded by the fact that the majority of BPO services we provide involve interaction with the general public (e.g., our clients’ customers), as opposed to BPO services that are more transparent to the general public (e.g., transcription and captioning). Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors that operate out of facilities located in the United States.

We serve markets that are highly competitive, and increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins.

We currently face significant competition from our clients’ and our potential clients’ in-house customer service groups and growing competition from other BPO companies, including those in the United States, the Philippines, India and elsewhere. We expect this competition to continue to increase. New competitors may include entrants from the communications, software and data networking industries or entrants from other geographic locations with lower costs than those in which we operate. These companies also may have greater financial, personnel and other resources, longer operating histories, more recognizable brand names and more established client relationships. Many of these companies compete with us primarily on price and are often able to offer lower costs to potential clients.

Many of our contracts can be terminated by our clients on short notice and in many cases without penalty. We also generally do not have exclusive arrangements with our clients or a minimum revenue commitment from our clients, which creates uncertainty about the volume of services we will provide and the amount of revenues we will generate from any of our clients.

Many of our clients could terminate their relationship with us or significantly reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. In addition, in many cases, we are not the exclusive provider of outsourcing services to our clients. The services we provide to a client could be reduced for a variety of reasons, including our client’s decision to move more customer management functions in-house, or to an affiliated outsourcing provider or one of our competitors, changing economic factors, internal financial challenges or political or public relations reasons. Any significant reduction in client demand for our service would harm our business, negatively affect operating results and would likely lead to a decline in the price of our common stock.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

We often encounter a long sales and implementation cycle requiring significant resource commitments by our clients, which they may be unwilling or unable to make.

The sales and implementation of our customer management services involves significant resource commitments by us and our clients. We generally expend substantial time and money addressing potential clients’ service and operational questions and assessing the feasibility of integrating our systems and processes with theirs. Decisions relating to outsourcing business processes generally involve the evaluation of the service by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may expend significant resources, including funds and management time, during the sales cycle. Ultimately, the client may not engage our services or may cancel services before we have recovered the resources expended during the sales and implementation cycle, which may range from six to twelve months or longer. Unsuccessful or delayed sales and implementations may negatively impact our revenues and margins.

We have incurred substantial losses in the past and may not be profitable in the future.

We did not become profitable until 2003 and incurred significant losses in each of the five fiscal years through 2002. As a result of our operating losses, we had an accumulated deficit of $20.0 million at September 30, 2006. Further, we expect our marketing, sales and other operating expenses to increase in the future as we seek to expand our business. If our revenues do not grow at a faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses.

We have a limited operating history and our business and future prospects are difficult to evaluate.

We have a limited operating history. We consolidated our operations in the Philippines in 2002 and 2003, and commenced our accounts receivable management services in July 2003. We acquired our transcription and captioning business in January 2006. We began developing new BPO facilities in Costa Rica in the first quarter of 2006. As a result of our recent entry into these markets, our business and future prospects are difficult to evaluate. We are also exploring opportunities to provide other outsourced services that we have not provided to date. You should consider the challenges, risks, and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These challenges include our ability to:

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

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter and from year to year. In particular, demand for the services or products of our major clients in the travel and hospitality industry typically drops in the fourth quarter as compared to other periods. Recent results of operations should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

If we fail to manage our growth effectively, the quality of our services may decline, our revenue and margins may be reduced and we may incur losses.

We have expanded significantly since our formation and intend to maintain our growth focus. Continued growth could place a strain on our management, operations and financial resources. Our infrastructure, facilities and personnel may not be adequate to support our future operations or to adapt effectively to our growth. As a result, we may be unable to manage our growth effectively, in which case the quality of our services may decrease and clients may become dissatisfied and reduce demand for our services. As a result, our operating costs may increase at a faster rate than the growth in our revenues, our margins may decline and we may incur losses.

We may experience significant employee turnover rates in the future and we may be unable to hire and retain enough sufficiently trained employees to support our operations, which could harm our business.

The business process outsourcing industry is very labor intensive and our success depends on our ability to attract, hire and retain qualified employees. We focus in particular on recruiting college educated personnel and compete for candidates with companies in our industry and in other industries. As the BPO industry expands, this competition is increasing in the Philippines. Our growth requires that we continually hire and train new personnel. The BPO industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably.

Our senior management team is important to our continued success and the loss of members of senior management could negatively affect our operations.

The loss of the services of Lance Rosenzweig, our Chief Executive Officer, Caroline Rook, our Chief Financial Officer, or Rainerio Borja, our President of PeopleSupport (Philippines), Inc., as well as other executive personnel, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals. Our executive officers are “at-will” employees who are not subject to employment agreements providing for any specified term of employment. We do not have “key man” insurance, nor are our U.S.-based executive officers subject to non-compete restrictions.

Our facilities are at risk of damage by earthquakes and other natural disasters.

We are dependent on our facilities in Southern California, the Philippines and Costa Rica to provide service and support to our clients. These facilities are located in regions that are susceptible to earthquakes and other natural disasters, including, in the Philippines, typhoons and volcanic eruptions. These dangers increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our ability to perform outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to provide alternative services to repair or replace damaged equipment or facilities and may subject us to penalties during such disruption. Prolonged disruption of our services as a result of natural disasters may entitle our clients to terminate their contracts with us. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

Our operations could suffer from telecommunications or technology downtime, disruptions or increased costs.

We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss or a reduction in revenues. These disruptions could be the result of errors by our vendors, clients, or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients, or others. For example, we currently depend on a limited number of vendors for facility storage and related maintenance of our main technology equipment and data at our U.S. data centers. Any failure of these vendors to perform these services could result in business disruptions and impede our ability to provide services to our clients. We also may be required to pay penalties to our clients. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

We could cause disruptions to our clients’ business from inadequate service, and our insurance coverage may be inadequate to cover this risk.

Most of our contracts with our clients contain service level and performance requirements, including requirements relating to the timing and quality of responses to customer inquiries. The quality of services that we provide is measured by quality assurance ratings, which are based in part on the results of customer satisfaction surveys and direct monitoring of interactions between our professionals and customers. Failure to meet service requirements of a client could disrupt the client’s business and result in a reduction in revenues or a claim for substantial damages against us. For example, some of our agreements have standards for service that, if not met by us, result in lower payments to us. In addition, because many of our projects are business-critical projects for our clients, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business. While we maintain commercial liability insurance coverage, including coverage for errors and omissions, this coverage may be inadequate to cover one or more large claims, and our insurer may deny coverage.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

We are typically required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, medical records, personal credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. Some of our clients are subject to U.S. federal and state regulations requiring the protection of sensitive customer information, and pending legislation would increase the range of possible penalties for certain entities that fail to protect such information. If any person, including any of our employees, misappropriates or mismanages sensitive data, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws which could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and seriously harm our business.

Our clients may adopt new technologies that decrease the need for live customer interactions, such as interactive voice response, web-based self-help, voice recognition software for transcription and other technologies

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

used to automate interactions with customers. The adoption of such technologies could reduce the demand for our services, put downward pressure on our pricing, cause a reduction in our revenues and harm our business. For example, one of our major clients in 2003 improved its web-based self-help technology and automated its telephone inquiry system. We believe this was a contributing factor behind a significant reduction in revenues associated with this client.

Our ability to use net operating loss carryforwards in the United States may be limited.

We intend to use our U.S. net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on our analysis, which includes assumptions regarding the respective values of classes of our stock, we believe that, although our net operating losses are not currently subject to limitation under Section 382, they may become so as a result of a public offering of our stock. While no assurance can be given, based on our current market capitalization we do not anticipate that a Section 382 limitation that may be triggered by any public offering of our stock will significantly delay the use of our net operating loss carryforwards. No assurance can be given, however, that future events (including, but not limited to, substantially increased forecast income, impact of acquisitions and significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) will not trigger additional Section 382 limitations and, as a result, adversely affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of any public offering of our stock or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

We may choose to expand operations to other countries and may not be successful.

In the first half of 2006, we began operations in a new BPO center in Costa Rica. We may consider expanding to countries other than the Philippines and Costa Rica. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors may influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

We may make acquisitions that prove unsuccessful or divert our resources.

In the first quarter of 2006, we acquired Rapidtext, Inc. and its subsidiary, The Transcription Company, which added transcription and captioning to our service offerings. We intend to consider acquisitions of other companies that could complement our business, including the acquisition of companies with expertise in other businesses and clients that we do not currently serve. We have little experience in completing acquisitions of other businesses. We may be unable to successfully complete future acquisitions. If we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions may place additional constraints on our resources by diverting the attention of our management from existing operations. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

We are subject to extensive laws and regulations that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

The BPO industry has become subject to an increasing amount of federal and state regulation in the past five years. Despite our focus on inbound customer management, we are subject to regulations governing communications with consumers due to the activities we undertake on behalf of our clients to encourage customers to purchase higher value, additional or complementary products and services offered by our clients. For example, the Federal Trade Commission’s Telemarketing Sales Rule, issued pursuant to the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, applies a number of limitations and restrictions on our sales activities during inbound calls as well as on our ability to make outbound calls on behalf of our clients. Similarly, the Telephone Consumer Protection Act of 1991 and regulations issued by the Federal Communications Commission restrict various telemarketing practices, including the use of automated dialing technology. Many states also have telemarketing laws that may apply to our business. A violation of such federal and state regulations could result in civil penalties or lawsuits by consumers, which in turn could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers. In addition, limits on the transport of personal information across international borders such as those now in place in the European Union (and proposed elsewhere) may limit our ability to obtain customer data.

Our clients’ business operations are subject to certain rules and regulations in the United States, such as the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, and the customer privacy provisions of the Communications Act. Our clients may contractually require that we perform our services in a manner that would enable them to comply with such rules and regulations. Failure to perform our services in compliance with these laws could result in breaches of contract with our clients and, in some limited circumstances, civil fines and criminal penalties for us.

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

In addition to existing laws and regulations, a variety of federal and state legislation has been proposed that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, laws have been proposed by the federal government or in one or more states which, among other things:

•	require an offshore call center employee to disclose the location of the call center upon request, and in some cases, even if no request is made;

•	require patients be notified if any individually identifiable health information would be transferred off-shore, and in some cases, require that the patients consent be obtained;

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

•	prohibit state agencies from entering agreements which would result in state service positions being transferred outside of the United States;

•	require that contractors bidding to perform services for the state disclose any portions of the work that will be performed from locations outside of the United States;

•	require any telephone call center operated on behalf of a state agency be physically located within the United States;

•	prohibit state agencies from providing economic development assistance to companies that transfer work outside of the United States;

•	impose reporting obligations on employers regarding layoffs or separations due to work being moved outside of the United States;

•	prohibit the transmission of personally identifiable information about U.S. citizens by U.S. businesses to foreign affiliates or subcontractors;

•	require employees of call centers utilized by U.S. companies to affirmatively disclose their location and compelling such companies to annually certify their compliance to the Federal Trade Commission; or

•	prohibit U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers.

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

Risks Related to Doing Business in the Philippines

We may face competition in the Philippines for our professionals, which could increase the cost of qualified employees and the amount of employee turnover.

We are faced with competition in the Philippines for outsourcing center professionals, and we expect this competition to increase as additional outsourcing companies, and other companies with a demand for college educated personnel, enter the market and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. We have benefited from an excess of supply over demand for college graduates in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified professionals, who are critical to our performance. This could increase our costs and turnover rates.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

The Philippines periodically experiences political or economic instability, which could disrupt our operations, increase our costs and harm our business.

The Philippines continues to experience low growth in its gross domestic product, significant inflation and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create political or economic instability that could harm businesses operating in the Philippines.

In addition, the Philippines has and may continue to experience political instability, including strikes, demonstrations, protests, marches, coups d’état, guerilla activity or other types of civil disorder. These instabilities and adverse changes in the political environment in the Philippines could increase our operational costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.

Currency fluctuations in the Philippine peso relative to the U.S. dollar has increased and could continue to increase our expenses.

All of our revenues are denominated in U.S. dollars, and a substantial portion of our costs are incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar. In 2005 and through September 30, 2006, appreciation in the Philippine peso has increased our expenses, and future appreciation in the peso would continue to increase expenses. We do not currently engage in any transactions as a hedge against risk of loss due to foreign currency fluctuations.

The current tax holidays in the Philippines will expire within the next few years.

We currently benefit from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire at staggered dates beginning in the fourth quarter of 2007 and ending in 2009. We apply for annual extensions at the end of tax holiday periods. As our Philippine tax holidays expire, (i) gross income (defined for this purpose to mean the amount of our cost-plus transfer payments to our Philippine subsidiary in excess of certain allowable deductions) attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a preferential rate of 5% in lieu of all national and local taxes in the Philippines, and (ii) our Philippine net income attributable to all other activities (including activities previously covered by our Board of Investments registrations which are not covered, at the same time, by our Philippine Economic Zone Authority registrations) will be taxed at the regular Philippine corporate income tax rates of 35% (to be reduced to 30% by the year 2009). Our effective overall Philippine income tax rate will vary as the revenue generating activity at each outsourcing center becomes taxable upon expiration of the income tax holiday applicable to that center.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

Risks Related to Doing Business in Costa Rica

We have limited experience with operations in Costa Rica and are subject to particular risks associated with the development of operations in Costa Rica.

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

Some of the significant risks we face in our Costa Rican operations include the following:

•	We may be unable to find, hire or retain, at rates attractive to us, a sufficient number of qualified employees;

•	Currency fluctuations in the Costa Rican colon relative to the U.S. dollar could significantly increase our expenses;

•	We are dependent on telecommunications service provided by limited available vendors in order to conduct our business, and if the telecommunications service were to fail, experience problems or be interrupted or unreliable, we may be unable to service our client or fulfill our contractual obligations;

•	Our facilities are at risk of damage by earthquakes, typhoons and other natural disasters; and

•	We may have overestimated the demand for Spanish language BPO services which may not be sufficient to expand our Costa Rican operations.

Our Costa Rican operations are dependent on a single client, Washington Mutual, which has the option to acquire the operations from us and therefore deprive us of our presence in Latin America.

Our Costa Rican options are dependent on a single financial services client, Washington Mutual. Under the terms of our contract, Washington Mutual may acquire our Costa Rican operations from us upon 30 days’ notice at anytime prior to the expiration of its contract with us in 2009 by paying a termination fee that is intended to cover our costs of transferring our operations to Washington Mutual. If Washington Mutual were to acquire the operations from us, we would not have a presence in Latin America unless we establish other Latin American operations, which could require significant time and new investment. If Washington Mutual purchases our Costa Rican operations from us, this could be a setback in our ability to provide bilingual English-Spanish services. In addition, the contract allows a reconciliation of actual allowable costs to invoiced amounts from inception of our services to Washington Mutual’s acquisition of the operations from us. To the extent that actual allowable costs are less than corresponding invoiced costs, we must repay this overage to Washington Mutual at that time.

Government regulations and various bureaucratic constraints have increased and may continue to increase operational costs in Costa Rica beyond budgeted expectations.

Primarily due to government regulations and various bureaucratic constraints, we have experienced, and may continue to experience, higher than expected costs of doing business in Costa Rica. These additional costs may adversely affect our operations, result in delays that cause us to be unable to fulfill our contractual obligations and could have an adverse impact on our financial statements. Current Costa Rican tax holidays through 2013, from which we benefit, may be changed. Any change or revocation of the current tax holidays may subject us to greater taxes.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

Other Risks Related to Our Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

Before our initial public offering, our common stock was not traded in a public market. Since the completion of our initial public offering, our stock price has been and may continue to be volatile. We cannot predict the extent to which the trading market will continue to develop or how liquid that market might become. Prices for our common stock could be influenced by a variety of factors, including the depth and liquidity of the market for our common stock, investor perception of us, our business and our industry, the consumer credit and outsourcing industries, and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this prospectus supplement. In addition, the stock market in general and the Nasdaq Global Market have experienced extreme price and volume fluctuations. Trading prices and valuations may not be sustainable. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, following periods of volatility in the overall market and a decline in the market price of a company’s stock, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts cease publishing research or reports about our business or if they change negatively their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us publishes negative research on us or our industry, or downgrades our stock, as has occurred, our stock price may decline. If one or more of these analysts cease or limit coverage of us or our industry, or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We will continue to incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. Compliance with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market, has required changes in corporate governance practices of public companies. These rules and regulations have increased and may continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Our certificate of incorporation and bylaws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. In particular, our certificate of incorporation and bylaws include provisions that:

•	Classify our board of directors into three groups, each of which will serve for staggered three-year terms;

•	Permit the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	Permit stockholders to remove our directors only for cause;

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

•	Permit a special stockholders’ meeting to be called only by our chairman of the board of directors, president, or chief executive officer, a majority of our board of directors or two-thirds of the independent directors;

•	Require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders’ meeting;

•	Permit our board of directors to issue, without approval of our stockholders, up to 4,000,000 shares of preferred stock with terms that our board of directors may determine and that may be senior to the terms of our common stock;

•	Prohibit cumulative voting in the election of directors that would otherwise allow less than a majority of stockholders to elect directors;

•	Permit the board of directors to alter certain provisions of our amended and restated bylaws without obtaining stockholder approval;

•	Require approval of at least 75% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action; and

•	Eliminate the right of stockholders to call a special meeting of stockholders and to take action by written consent

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

We have filed with the Securities and Exchange Commission a registration statement on Form S-3 authorizing us to issue up to $100,000,000 of public equity or debt in the future. We may offer, under the existing registration statement or otherwise, additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market. Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006 — (Continued)

Item 6.	Exhibits

Exhibit
Number

10	.1†	Contact Services Agreement, dated September 29, 2006, by and between Expedia, Inc. and the PeopleSupport (Philippines), Inc.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(1)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32	.2(1)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Form 10-Q and submitted separately to the Securities and Exchange Commission.

(1)	The material contained in this exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, in the State of New York, on November 1, 2006.

PeopleSupport, Inc.

By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)