Form 10-K
period 2006-12-31
PeopleSupport, Inc.
filed 2007-03-16
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-50843

PeopleSupport, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4695021 (I.R.S. Employer Identification No.)
1100 Glendon Ave., Suite 1250 Los Angeles, California	90024 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
(310) 824-6200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	NASDAQ Global Market

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

The aggregate market value of the common stock held by non-affiliates (based on the closing price of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global market) was $236,122,387.

As of March 12, 2007, 23,513,261 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PeopleSupport, Inc. and Subsidiaries

FORM 10-K
For the Fiscal Year Ended December 31, 2006

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many of the statements included in this Annual Report on Form 10-K contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in “Item 1A. Risk Factors,” as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that may affect these projections or expectations include, but are not limited to those discussed in “Item 1A. Risk Factors.”

Given such risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

These forward-looking statements speak only as of the date of this report and, unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in other reports and documents we will file with the Securities and Exchange Commission, (the “SEC”) after the date of this annual report. See “Available Information” under Item 1. Business of Part I of this report.

PART I

Item 1.	Business

All references to “we,” “our,” and “us” in this Annual Report on Form 10-K refer to PeopleSupport, Inc. and its subsidiaries.

Overview

We are a leading provider of offshore business process outsourcing, or BPO, services which we deliver primarily to U.S.-based clients from our facilities in the Philippines. Based on the size of our Filipino workforce, we believe we are one of the largest providers of BPO services operating from the Philippines. We provide cost-effective, complex, value-added customer management services to clients in the travel and hospitality, financial services, technology, telecommunications and consumer products industries. We also provide transcription and captioning and other BPO services in the healthcare and insurance, law enforcement, entertainment and education markets. Our Filipino employees are familiar with U.S. consumer preferences and are highly trained to understand our clients’ products and services and maximize the quality of every customer interaction, while generating incremental revenues for our clients by up-selling and cross-selling additional products and services. In the large and rapidly growing global BPO market, we believe these strengths distinguish us from our competitors in India, the Philippines and other offshore locations, and facilitate the development of long-term strategic partnerships between us and our clients. From 2003 to 2006, our annual revenues increased from $30.0 million to $110.1 million.

We target clients and industries that have broad customer bases with complex customer interaction needs. We provide customer management services to approximately 40 principally U.S.-based clients. Our customer management services involve handling calls and e-mails to order goods and services, making and changing travel reservations, addressing billing questions, processing loans and warranty claims, collecting overdue consumer receivables and providing technical support. We also provide transcription and captioning services through a network of transcriptionists in the Philippines and the United States. Our transcription and captioning business includes transcribing voice recordings and captioning television, film and educational content. Other BPO services we offer include credit application processing, data verification, account activation and mortgage servicing. We perform our services through a variety of channels, including inbound and outbound telephone calls, e-mail and webchats. We perform over 100 processes and manage over 4.5 million customer communications per month for our clients.

We have developed a flexible, secure, integrated “hub and spoke” delivery platform that provides for rapid dissemination of information to and from our outsourcing centers. Our outsourcing centers act as “spokes” connected to data center “hubs” in the United States where applications and data are stored. This platform has the ability to shift transmissions among several major carriers for consistent, highly secure and reliable service and allows us to bring online additional outsourcing centers quickly and efficiently. In 2006, we expanded our delivery platform with a new outsourcing center in Costa Rica with approximately 450 employees, from which we provide bilingual Spanish-English customer management services to Washington Mutual, Inc.

We believe the Philippines offers significant cultural and language advantages over other offshore outsourcing locations such as India. The Philippines has the third largest English-speaking population in the world and has long-standing ties to the United States. It has modeled many of its government and accounting systems after those of the United States, and English is used to teach mathematics, science and health beginning in the third grade and is the primary language of instruction in college. We require that our Filipino service professionals have completed at least two years of college. The Philippines has a large pool of skilled college-educated applicants who are attuned to U.S. culture and speak fluent English with minimal accents.

As we continue to expand our customer management and transcription and captioning businesses, we are developing plans to offer other complementary BPO services that leverage our low cost, off-shore model. This may include financial services, legal support and healthcare. We have also been in discussions with our clients to assess their demand for additional services and geographic diversification. We are also considering strategic acquisitions as a way of entering or expanding into new markets.

Corporate Background and History

We were incorporated in 1998 under Delaware law. We began providing outsourced customer management services in 1998 from our Los Angeles outsourcing center. In an effort to reduce operating costs and gain a competitive advantage, in 2000 and 2001, we restructured our business by relocating our outsourcing operations first to St. Louis, Missouri and then to the Philippines. In connection with our relocation to the Philippines, in 2000, we purchased the assets of a Philippine-based outsourcing company and formed PeopleSupport (Philippines), Inc., to function as our operating subsidiary in the Philippines. In 2003, we completed the migration of our outsourcing operations to the Philippines and closed our facility in St. Louis. The restructuring of our operations resulted in significant cost savings due to reductions in labor and lease expenses. We benefited from substantially lower wage rates in the Philippines and gained access to a large pool of skilled, college-educated, English-speaking professionals. We also benefited from abundant and cost-effective telecommunications capacity linking the Philippines with our data centers in the United States. As the demand for our offshore outsourced services grew, we expanded our outsourcing operations in the Philippines. We currently maintain eight outsourcing facilities and, as of the date of this filing, employ approximately 8,400 personnel in the Philippines.

In January 2006, we began providing transcription and captioning services through our acquisition of Rapidtext, Inc. and its subsidiary, The Transcription Company. We service hundreds of transcription and captioning customers in the healthcare and insurance, law enforcement, entertainment and education markets. We provide these services through our operations in the U.S. and the Philippines, and through a network of independent contractors.

The BPO Industry — Overview

Business process outsourcing involves contracting with an external organization to take primary responsibility for providing a business process or function. The BPO market includes several functionally-oriented submarkets, such as customer management, transcription and captioning, processing services, human resources, procurement, logistics support, finance and accounting, engineering, facilities management, information technology and training. Within these submarkets, we primarily participate in customer management outsourcing, which we generally define as outsourcing any customer service, sales, marketing, technical support or accounts receivable functions, and transcription and captioning.

Current Trends in Customer Management

The scope of customer management outsourcing consists of complex and varied customer management services capable of duplicating and enhancing all of the functionality of a client’s internal customer service team. The delivery platform has evolved into large, high volume customer management centers that use advanced technology and require customized training programs tailored to each client’s needs, systems and technology. Companies are now focused on optimizing their brands through improved customer management and increasing the value of their customer relationships by encouraging the purchase of higher value, additional or complementary products and services. At the same time, global competition, pricing pressures and rapid changes in technology make it increasingly difficult for companies to cost-effectively maintain the in-house personnel and infrastructure necessary to handle all of their customer management needs. We believe these trends, combined with rapidly expanding consumer use of alternative communications, such as the Internet, e-mail, fiber optic telecom and Voice over Internet Protocol, or VoIP, have allowed providers of outsourced customer management services to satisfy clients’ needs in an efficient and cost-effective manner.

We believe that the majority of customer management services that could be outsourced are still performed in-house, representing a significant opportunity for us. In addition, we believe the following factors will continue to influence companies to outsource their business processes, including their customer management functions:

•	significant cost benefits;

•	best practices in leveraging learned experiences across multiple clients in an efficient and effective manner, particularly within the client’s specific industries;

•	the importance of professionally managed customer communications to retain and grow customer relationships;

•	the ability to free available resources and management to focus on developing core products and services;

•	the use of highly skilled professionals by the outsourcing industry;

•	the extensive and ongoing staff training and associated costs required for maintaining in-house technical support and customer service solutions; and

•	the ability to avoid capital requirements for the sophisticated communications technology needed to provide timely, high quality customer service.

Offshore Delivery of BPO Services

According to Gartner, an international research firm, the offshore BPO market is projected to grow from $6.4 billion to $42.9 billion from 2005 to 2009.

We believe that, to attain high quality BPO services at a lower cost, many companies are moving selected front- and back-office processes to providers with offshore delivery capabilities. In recent years, fiber optic telecommunications have become widely available at affordable rates. At the same time, we believe offshore providers have become more accepted by businesses in the U.S. and continue to grow in recognition and sophistication. As a result, a large number of BPO services companies have established offshore operations or operate exclusively offshore. Potential clients, in requests for proposals, frequently require significant detail about offshore delivery capabilities.

India currently accounts for the largest share of the offshore BPO market; however, the offshore industry is expanding beyond India to countries such as the Philippines, Costa Rica, China and Russia. We believe the Philippines has emerged as an attractive alternative to India as a destination for offshore outsourcing services, particularly BPO services that require complex, value-added voice interactions in English.

Competitive Strengths

We believe the following competitive strengths have allowed us to successfully create a sustainable and scalable position as a leading offshore BPO services provider.

Offshore Delivery Model

The Philippines, where the majority of our BPO centers are located, is an attractive and growing market for offshore business process outsourcing services. As an early entrant in the Philippines, we successfully established ourselves as one of the market leaders. The Philippines, with a large pool of skilled, college-educated professionals, has the third largest English-speaking population in the world, and English is used to teach mathematics, science and health beginning in the third grade and is the primary language of instruction in college. Many Filipinos are familiar with Western business practices and have an affinity for American culture, which we believe offers a substantial advantage in interacting with U.S. consumers and processing their business transactions. In addition, the Philippines has a well-developed telecommunications and utility infrastructure and is an attractive business environment for BPO companies. For instance, we have direct fiber optic lines to all of our outsourcing centers in the Philippines. The Philippine government has encouraged foreign investment and provided significant assistance to the BPO industry through tax holidays, changes to the country’s educational curriculum and relaxation of certain regulatory restrictions. We believe our English-speaking workforce enables us to provide consistent high quality outsourcing services at costs generally comparable to other offshore locations and substantially lower than those in the United States.

Our scalable platform allows us to bring additional outsourcing centers online quickly and efficiently. In the first half of 2006, we opened an outsourcing center in Costa Rica where we currently have approximately 450 personnel serving bilingual English and Spanish needs of Washington Mutual, Inc.

Deep Industry Expertise with a Focus on Developing Collaborative Client Relationships

Our industry-focused sales and client development structure has allowed our sales personnel and client service directors to focus on specific industries, and acquire a thorough understanding of our clients’ business issues and customer needs. As a result, we have developed substantial expertise in the key industries where we do business, which require complex customer management services. For example, we believe that we are the only offshore BPO company accredited by IATA, the International Air Transport Association, which provides us special travel and hospitality benefits as well as attractive recruiting and retention advantages. We collaborate with each of our clients to understand their outsourcing needs and jointly create solutions and service offerings. As part of these efforts, many of our clients visit our facilities in the Philippines to participate directly in the training of our professionals. Our clients also invest resources to integrate their processes and technologies with ours to make our services transparent to their customers and provide real-time access to data and reports. We believe that by collaborating with our clients on training programs and integrating our processes, IT and reporting systems, we will continue to develop long-term strategic relationships.

Sales and Service Delivery Effort Focused on Every Step of the Customer Interaction

We focus on providing cost-effective solutions that maximize the quality of every customer interaction and generate incremental revenues for our clients by up-selling and cross-selling additional products and services. We have extensive experience in recruiting qualified professionals, providing them uniform training and tracking their performance with detailed, metric-rich performance reports. In addition, we focus on customer retention for our clients. For example, we employ a variety of measures and strategies to retain customers who may be considered at risk for cancellation or defection. Through our emphasis on customer satisfaction and incremental revenue generation, we improve sales of our clients’ products and services, strengthen their relationships with their customers and increase the likelihood of repeat sales.

Scalable Delivery and Technology Platform

We provide communications between customers in the United States and our professionals in the Philippines and Costa Rica by using dedicated fiber lines leased from major fiber optic network providers. We securely route inbound, multi-channel communications to the optimal location based on our professionals’ skill sets and availability. We also use a uniform “hub and spoke” information technology platform that is scalable. Applications and data are stored at our data center “hubs” in the United States, and deployed to our “spokes” in the Philippines and Costa Rica. This architecture allows us to expand to meet the needs of our existing and new clients, optimize our seat and workforce utilization and add additional locations. In addition, we have security capabilities to conduct customer transactions in confidence and we actively monitor our systems and networks for any service disruptions or downturns in performance, so we can identify and address issues quickly and efficiently.

Attractive Employment Culture

We believe we have established a corporate culture that enables us to attract and retain talented professionals. We have developed an extensive recruiting network to attract high quality talent, primarily from universities, throughout the Philippines. Our reputation allows us to attract high quality candidates and be highly selective in our recruiting. We also offer a broad range of programs for enhancing employee retention and encouraging career development, including creating rewards and recognition for performance, stressing professional development through continuing education, offering attractive compensation and comprehensive benefits packages and encouraging open communication between employees and management.

Growth Strategy

In order to build on our position as a leading offshore BPO services provider, we are focusing on the following strategies:

Continue to Drive Strong Organic Growth

We have a demonstrated history of driving sales and profitability by expanding services to existing clients and to new clients. We intend to use our expertise to identify additional BPO opportunities within our existing client base as well as targeting other prospective clients that have large customer bases and complex customer management needs. Additionally, we believe that a majority of customer management services that could be outsourced are still performed in-house, representing a significant growth opportunity for us. We have developed a highly targeted marketing strategy for future client acquisition involving direct calls, Internet-based advertising, search engine optimization, trade shows and industry publications. As we identify and engage potential clients, we work in a collaborative manner to match our clients’ service needs with our capabilities. Our client development efforts focus on U.S.-based companies, but also extend to potential clients in other English- and Spanish-speaking countries.

Broaden Service Offerings to Leverage Existing Infrastructure

We seek to enhance our portfolio of services by focusing on client requirements, emerging trends and new technologies that will create the need for additional BPO services. We believe we can drive our return on invested capital by leveraging our existing base of skilled professionals and infrastructure. Currently, our customer management services are performed predominantly in the Philippine nighttime (the U.S. daytime). We are focusing on expanding services that we can provide during the Philippine daytime in order to better utilize our seat capacity. For example, we have used customer service seats to perform non-voice services during customer call down-times. We believe we can offer off-peak services using our existing BPO facilities, without the need for significant additional capital expenditures.

Expand to Additional Countries

We conduct the majority of our outsourcing services in the Philippines and, although the Philippines is an attractive offshore BPO services market in which we have a strong competitive position, we continue to evaluate new geographic markets. With our recent expansion to Costa Rica, we see the potential to increase our Spanish and bilingual English-Spanish services and provide geographic diversification.

We believe that other regions and countries that have an educated, English-speaking or bilingual workforce at reasonable wage rates, such as other parts of Latin America, Asia, Eastern Europe, Africa, India and the Caribbean, would be the most likely areas for further geographic diversification of our operations. We believe that our technology and operations platform will allow us to efficiently add new outsourcing centers in multiple locations.

Pursue Selective Strategic Acquisitions

In January 2006, we began providing transcription and captioning services through the acquisition of Rapidtext, Inc. and its subsidiary, The Transcription Company, which have operations based in the United States. Since then, we have built transcription and captioning operations in the Philippines and are currently providing these services in both the United States and the Philippines. We believe that pursuing selective acquisitions of additional BPO services companies could expand our breadth of services, facilitate expansion into new markets and locations, and increase our client base. We will evaluate opportunities to add new outsourcing center facilities, new skill sets and additional offshore operations. We will consider acquiring additional complementary BPO businesses or assets, such as companies focused on back-office processing services, companies located in new geographic regions, or select client contracts of other outsourcing companies that can be better served by our platform.

Services

Customer Management Services

We offer a wide range of customer management services to our clients. We have a consulting services group dedicated to designing and customizing services for each client. Our consulting services group collaborates with each client to ensure their solution is both successfully deployed and specific to their business needs and requirements. We partner with each client to design, deploy and maintain efficient, integrated services between our technology infrastructure and our clients’ systems. We address our clients’ service strategies, anticipated volume and service levels, reporting and analytical requirements, networking and security, back-end system integration, and training and staffing needs.

Our fee arrangements are generally customized for each client on a case-by-case basis and depend on a variety of factors, including the types and complexity of services we render for the client, service level requirements, the number of personnel assigned to provide the services, the complexity of training our personnel to provide the services and the information technology and telecommunications requirements necessary to render the services. Our customer management fees generally consist of time-delineated or session-based fees, including hourly or per-minute charges and charges per interaction, and implementation fees, including charges for installing and integrating new clients into our telecommunications, information technology and client reporting structure.

We provide the following types of customer management services through multiple integrated communications channels:

•	Customer service. Our customer service support services are initiated by inbound calls and e-mail from our clients’ customers and address a wide range of questions regarding their account billing, changes in services, reservation changes, delivery updates on goods or services, complaint and issue resolution and general product or service inquiries.

•	Inbound sales. We handle inbound calls from customers purchasing products and services from our clients, including travel reservations, telecommunications services, Internet services and consumer products and services. Our professionals are specifically trained to identify opportunities to sell other products and services offered by our clients. For some clients, an important aspect of our sales activity includes seeking to retain customers who are at risk for cancellation or defection.

•	Technical support. Our technical support services include handling troubleshooting calls, responding to software and hardware problems, providing support for Internet service problems, managing corporate help desks and providing warranty or post-warranty support.

•	Direct response sales services. Our direct response services involve handling inbound telephone orders or inquiries for clients in the direct marketing industry, including those calls received in response to print advertisements, infomercials and other electronic media. Our professionals answer questions and process orders for the purchase of our clients’ products or services and identify opportunities to sell other products and services.

•	Accounts Receivable Management Services. We collect consumer receivables in the financial services, telecommunications and utilities industries. We manage receivables that have already been written off by the creditor and also manage receivables that are past due but have not yet been written off by our clients.

Our reporting and analytical systems play an important role in the customer management services we provide. Our system captures and analyzes data received through multiple communications channels and generates client-specific interaction reports on an hourly, daily, weekly and monthly basis. These reports are accessible to our clients through our web-based and secure reporting portal, Intellicenter. Intellicenter offers our clients access to data generated through customer management interactions and allows them to analyze the customer interaction database, which includes all e-mail and live webchat transcripts for feedback on the types of questions raised by customers. The system also provides historical trend information to help clients monitor the volume and effectiveness of our interactions with their customers, including revenue generation.

Transcription and Captioning Services

Our transcription services involve transcribing voice recordings into customized client reports. Our captioning services include both real-time and offline captioning of television, film and classroom content for the healthcare and insurance, entertainment and education, and law enforcement markets. In many cases, we use proprietary software to provide these services. We provide transcription and captioning services through a network of transcriptionists in the Philippines and the United States. We typically charge for transcription services by the line and captioning services by the recording hour.

Other BPO Services

We also provide a broad range of additional BPO services, including credit application processing, mortgage processing, title searches and data verification, which consists of verifying an individual’s credit, employment, identity or other borrower information. Additionally, we conduct product and fraud detection, manage refunds, warranties and applications, and conduct preparations for serving legal papers. These services are also offered during the Philippine daytime (U.S. nighttime), which allows us to leverage an existing base of skilled professionals and infrastructure and should allow us to improve our return on invested capital.

Clients

We provide customer management services to companies in a variety of industries, and we are focused on developing long-term strategic outsourcing relationships with clients in these industries because of the volume of customer interactions, complexity of services, anticipated growth of their market segments and increasing need for high quality and cost-effective customer management services. Our clients benefit from our customer management experience, industry expertise, technical infrastructure and trained professionals. By outsourcing their customer management to us, our clients entrust us with an important aspect of their business, and can focus on their core competency.

For additional information on our clients, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Sources of Revenues.

Delivery Platform

We have developed and deployed a customized information technology infrastructure to efficiently and securely deliver our services. Our redundant systems reduce the risk of data loss and transmission failure and allow us to quickly scale to meet increased demand. Key components of our infrastructure include the following.

•	“Hub and spoke” architecture. Our data centers located in the United States and the Philippines use a technical infrastructure designed to facilitate rapid expansion and consistency in delivering services to and from any of our outsourcing centers. Our data centers are connected to each other using multiple, redundant communication lines, which are dedicated International Private Lines (IPLs). Our “hub and spoke” operating model allows us to provide consistent and scalable business processes across multiple outsourcing centers. Applications and data are stored at our data center “hubs” in the United States and deployed at our “spokes” offshore. This allows us to quickly and efficiently handle additional volume and services for our new and existing clients and to expand our outsourcing network by establishing new “spokes” virtually anywhere in the world that is accessible with a fiber optic network.

•	Robust data security. We use several layers of information security protection, including applications and devices designed to prevent unauthorized access to data residing in our systems and aggressive monitoring of audit trails at application and network layers. All outside connections to our network must pass through a sophisticated security system that is supported by multiple firewalls. Data access to client back-end systems is also protected by these security measures. We constantly monitor the network for attacks by potential hackers. As required by our clients, we apply best practices to prevent our professionals from copying or transmitting customer data.

•	Dedicated telecommunications network. We have designed and deployed a dedicated telecommunications system which enables us to securely route multi-channel communications between the United States and our offshore outsourcing centers. Our system transmits communications traffic with minimal latency and high transmission quality over a private network leased from major telecommunications providers. Our lease agreements with these providers generally provide for annual terms and fixed fees based on the levels of capacity dedicated to our usage. Customer traffic is initially received by one of our U.S. data centers where we seamlessly route calls to the optimal location in the Philippines or Costa Rica based on our professionals’ skill sets and availability. In most cases, these communications between the United States and our offshore centers are indistinguishable from domestic communications between points within the United States.

•	Integrated customer communications channels. We provide customer management services through multiple communications channels, including inbound telephone calls, e-mail and webchats. Our customer management professionals are trained to offer services through each of these communications channels. Our customer interaction systems are also integrated with our workforce management system, which is used to manage optimal staffing and service levels. These systems are all linked to a proprietary reporting system that is updated hourly for all interactions occurring in our outsourcing centers. This provides our clients with a single view of all interactions between our professionals and their customers. We also offer real-time reporting capabilities to our clients.

•	Proprietary integrated Intellicenter feedback system. Intellicenter is our proprietary reporting and analytical system that generates client-specific interaction reports. These reports are accessible to our clients on an hourly, daily, weekly and monthly basis. Intellicenter also provides access to customer contact transcripts and allows our clients to review the customer interaction database of all e-mail and webchat transcripts. The system provides historical trend information to help clients monitor the volume and effectiveness of our interactions with customers.

•	24/7 client helpdesk. We have a helpdesk staffed 24/7, which offers our clients complete coverage in the event of any system issues. We have established standardized procedures to identify, track, categorize and prioritize inquiries by order of importance to our clients. We also operate an information technology calling tree which allows us to escalate issues up the personnel chain of command as the situation warrants.

•	Quality assurance. Our quality assurance analysts use our quality management software to monitor service level compliance and randomly sample customer interactions. The system is configured for voice, data and computer screen capture to record the total customer experience and provide live monitoring and playback via a web browser from any location.

Sales and Marketing

We market our services through our sales and marketing organization, which is divided into sales and marketing support, client development and client services.

Sales and Marketing Support

Our sales and marketing support group is primarily responsible for increasing the awareness of our services in the marketplace and generating meetings with prospective clients through leads, sales calls, membership in industry associations, web-based marketing, public relations activity, attendance at trade shows and participation in industry conferences and events. Our sales and marketing support group also maintains contact with industry analysts and tracks competitor and industry information. These efforts allow us to stay abreast of trends in our target vertical industries. We plan to increase the number of personnel in our sales and marketing support group in 2007.

Client Development

Our client development group consists of experienced sales directors responsible for initiating relationships and closing engagements with the prospective clients identified by our sales and marketing support group. This group uses specific industry expertise and knowledge of our service delivery capabilities to:

•	develop client relationships;

•	help define the scope, deliverables and execution strategies for proposals;

•	prepare pricing estimates and margin analysis for proposed client contracts;

•	finalize sales proposals and assist in the negotiation and closing of new client engagements; and

•	assist in the negotiation and closing of new client arrangements.

Sales directors work closely with our consulting services group, and we plan to increase the size and capabilities of our client development team in 2007.

Client Services

After our sales directors have successfully closed an engagement, a client services manager from our services group is assigned to the client. Sales directors maintain high level client relationships. Client services managers are primarily responsible for managing the day-to-day aspects of our client relationships, as well as expanding the existing relationships and assuring client satisfaction. They also develop a strong understanding of our clients’ business models and needs. Client services managers work with our clients to identify potential new business opportunities, based on their assessment of the clients and trends in their specific industry. Our sales directors and client services managers work as a team to understand and communicate our clients’ strategic business needs, align our offerings and services to meet our clients’ long-term objectives and help grow our relationships at multiple levels within our clients’ organizations.

Employees

At December 31, 2006, we had approximately 8,100 employees with approximately 7,500 employees in the Philippines, 450 in Costa Rica and 150 in the United States. As of the date of this filing we had added more than 1,000 employees, primarily in the Philippines, and now have more than 9,100 employees. All of our employees sign confidentiality agreements. In addition, our employees in the Philippines sign employment agreements containing non-compete provisions. We consider our relations with our employees to be good.

Hiring and Recruiting

We recognize that our professionals are critical to the success of our business as a majority of our support and service efforts involve direct interaction with customers. We believe the tenure and productivity of our professionals are directly related. Attracting, hiring, training and retaining our professionals are major areas of focus. Nearly all of our Philippine-based professionals are college educated. We pay our professionals competitive wages and offer a benefits program that includes comprehensive medical, dental and life insurance, meal allowance, overtime pay and paid time off, as well as a variety of employee incentives including a retirement benefit plan. Additionally, in a compensation component uncommon for the Philippine labor market, we award equity incentives to certain of our tenured professionals, which are subject to vesting based on continued service.

We believe we have developed effective strategies and a strong track record in recruiting. We created an Applicant Information Management System to receive applications through the Internet and track the progress of our applicants. Successful candidates must undergo numerous tests and interviews before we extend offers for employment. We also have an active employee referral program that provides us with a cost-effective way of accessing qualified candidates.

Competition

We encounter aggressive competition in all areas of our business activities. We believe that the principal competitive factors in our business include the ability to:

•	provide high quality professionals with strong customer interaction skills, including English language fluency with minimal accents;

•	offer cost-effective pricing of services;

•	deliver value-added and reliable solutions to clients;

•	provide industry specific knowledge and expertise;

•	generate revenues for clients;

•	secure our client’s confidential data; and

•	provide a technology platform that offers a seamless customer experience.

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

The global BPO services companies with whom we compete include both offshore and U.S.-based companies. These offshore companies may be based in locations such as India, the Philippines, South America, China, Latin America, the Caribbean, Africa or Eastern Europe.

We position ourselves as a Philippine-based outsourcing provider, with high quality service offerings and a college-educated workforce attuned to U.S. culture, and with an emphasis on lower cost structure and revenue generation for our clients.

In customer management services, our principal competitors include publicly traded U.S. companies IBM Global Services, Sykes Enterprises, Convergys Corporation, West Corp., WNS Global Services, ExlService Holdings, Inc. and TeleTech Holdings. Privately held competitors include eTelecare International and ClientLogic. In addition to our direct competitors, many companies choose to perform some or all of their customer service, technical support, collections and back-office processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates.

We believe our key advantage over in-house business processes is that we give companies the opportunity to focus on their core products and services while we focus on the specialized function of managing their customer relationships, transcriptions and captioning and additional back-office services.

Proprietary Rights

Our principal intellectual property consists of our company logo (hand design), the trademarks “PeopleSupport,” “The Power of Experience,” “Recovery with Respect” and “Rapidtext” which are registered with the United States Patent and Trademark Office. We do not hold any patents and we do not have any other registered trademarks or copyrights. We do rely on proprietary software, including our Intellicenter reporting portal and the know-how of our management. To establish and protect our other intellectual property rights, we rely on common law protection of copyrights, trademarks, and trade secrets, as well as confidentiality agreements used during the course of business. We consider our business processes and implementation methodologies confidential, proprietary information constituting trade secrets. Customers and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment. We have non-compete agreements with our employees in the Philippines.

Regulation

Our corporate legal department manages general corporate legal matters, including contract and document preparation and review, regulatory and statutory compliance, collections, obtaining and maintaining multi-state licensing, bonding and insurance, dispute and complaint resolution and litigation management. We have attorneys based in Los Angeles and Manila, qualified in U.S. and Philippine law, respectively.

Federal, state and international laws and regulations impose a number of requirements and restrictions on our business. For example, our accounts receivable management services are subject to the Fair Debt Collection Practices Act, which imposes numerous restrictions and obligations on our debt collection practice. Additionally, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within the state. There are state and federal consumer protection laws that apply to our customer management services business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted. State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information that apply to our business and to our employees’ interactions and communications with others. For example, the Federal Trade Commission’s Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls. Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technologies, applies to calls to customers. Many states also have telemarketing laws that may apply to our business, even if the call originates from outside the state. Additionally, some of the laws directed toward credit originators, such as the Truth in Lending Act and the Fair Credit Billing Act, can affect our operations because our receivables were originated through credit transactions. These laws, among others, may give consumers a legal cause of action against us or may limit our ability to recover amounts owed with respect to the receivables.

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

Our transcription business in the medical services area is governed in part by the Health Insurance Portability and Accountability Act (“HIPAA”), a federal law that governs the storage and protection of patient data. The transcriptionists we use to type patient reports are trained in the appropriate handling of patient data as defined under HIPAA.

Available Information

Copies of this Annual Report on Form 10-K and each of our other periodic and current reports, and amendments to all such reports, that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.peoplesupport.com) as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K. Our SEC filings are also available to the public at the SEC web site at http://www.sec.gov.

Item 1A.	Risk Factors

Set forth below, elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Annual Report on Form 10-K. You should consider carefully the following risk factors before deciding whether to invest in our common stock. Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Business

Our revenues are highly dependent upon several major clients, and any loss of business from our major clients would reduce our revenues and seriously harm us.

For the three months period ended December 31, 2006, our three largest clients, EarthLink, Expedia and Washington Mutual, accounted for 43% of our revenues, and our customer concentration has been even higher for prior periods. For the twelve months ended December 31, 2006, our three largest clients, Expedia, EarthLink and Vonage, accounted for 46% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us. Our clients may from time to time conduct a request for proposal, or RFP, process to solicit bids for outsourcing services, including from our competitors, and we may not be successful in retaining or expanding our relationship with this client. Vonage recently went through such an RFP process, as a result, of which they elected not to renew their current contract with us and allow it to expire in May 2007. In 2004, 2005 and 2006, our revenues from Vonage were approximately $0.4 million, $5.6 million and $14.0 million, respectively. It is unlikely the lost revenue from a major client would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results, and may lead to a decline in the price of our common stock.

Our revenues are highly dependent on a few industries and any decrease in demand for outsourced services in these industries would likely reduce our revenues and seriously harm our business.

Our major clients are concentrated in the travel and hospitality, financial services, technology, telecommunications and consumer products industries. Increased competition, consolidation, a downturn, or a reversal of the trend toward outsourcing in any of these industries, would likely result in a decrease in the demand for our services or the cancellation or non-renewal of existing contracts. In addition, we are dependent in large part on the projected growth of these industries, which may not materialize. These industries have been cyclical and vulnerable to significant downturns in the past, and adverse developments in these industries could unfavorably affect our business.

Our operating results may fluctuate significantly and could cause the market price of our common stock to fall rapidly and without notice.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter and from year to year. In particular, demand for the services or products of our major clients in the travel and hospitality industry typically drops in the fourth quarter as compared to other periods, and therefore the need for our services is reduced as well. Recent results of operations should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

A reversal of industry trends toward offshore outsourcing due to negative public reaction in the United States would harm our ability to compete effectively with competitors that operate facilities located in the United States.

Our revenues and growth depend in large part on U.S. industry trends towards outsourcing customer management and other business processes offshore. The trend to outsource business processes may not continue and could reverse. There has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform services themselves or may be discouraged from transferring services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Our risk is compounded by the fact that the majority of BPO services we provide involve interaction with the general public (e.g., our clients’ customers), which may be more sensitive to negative public reaction to offshore outsourcing. Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors who operate out of facilities located in the United States.

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

We did not become profitable until 2003 and incurred significant losses in each of the five fiscal years through 2002. As a result of our operating losses, we had an accumulated deficit of $16.1 million at December 31, 2006. Further, we expect our marketing, sales and other operating expenses to increase in the future as we seek to expand our business. If our revenues do not grow at a faster rate than these expected increases in our expenses, or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses.

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

The business process outsourcing industry is very labor intensive and our success depends on our ability to attract, hire and retain qualified employees. We focus in particular on recruiting college-educated personnel and compete for candidates with companies in our industry and in other industries. As the BPO industry expands in the Philippines, this competition is increasing. Our growth requires that we continually hire and train new personnel. The BPO industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably.

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

Our facilities are at risk of damage by earthquake, typhoons, tsunamis and other natural disasters.

We are dependent on our facilities in Southern California, the Philippines and Costa Rica to provide service and support to our clients. These facilities are located in regions that are susceptible to earthquakes and other natural disasters, including, in the Philippines, typhoons and volcanic eruptions. These dangers increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our ability to perform outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to provide alternative services to repair or replace damaged equipment or facilities and may subject us to penalties during such disruption. Prolonged disruption of our services as a result of natural disasters may entitle our clients to terminate their contracts with us. Our insurance policies specifically exclude certain natural disasters, such as earthquakes, and may not be sufficient even if we do have coverage. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future.

Our operations could suffer from telecommunications or technology downtime, disruptions or increased costs.

We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss or a reduction in revenues. These disruptions could be the result of natural disasters, errors by our vendors, clients, or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients, or others. For example, we currently depend on a limited number of vendors for facility storage and related maintenance of our main technology equipment and data at our U.S. data centers. Any failure of these vendors to perform these services could result in business disruptions and impede our ability to provide services to our clients. We also may be required to pay penalties to our clients. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

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

We are typically required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, medical records, personal credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. Some of our clients are subject to U.S. federal and state regulations requiring the protection of sensitive customer information, and new legislation could increase the range of possible penalties for certain entities that fail to protect such information. If any person, including any of our employees, misappropriates or mismanages sensitive data, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws which could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and seriously harm our business.

Our clients may adopt new technologies that decrease the need for live customer interactions, such as interactive voice response, web-based self-help, voice recognition software for transcription and other technologies used to automate interactions with customers. The adoption of such technologies could reduce the demand for our services, put downward pressure on our pricing, cause a reduction in our revenues and harm our business.

Our ability to use net operating loss carryforwards in the United States may be limited.

We intend to use our U.S. net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on our analysis, which includes assumptions regarding the respective value of our stock, we believe that our net operating losses are subject to limitation under Section 382. While no assurance can be given, based on our current analysis we do not anticipate that a Section 382 limitation will significantly delay the use of our net operating loss carryforwards. No assurance can be given, however, that future events (including, but not limited to, substantially increased forecast income, impact of acquisitions and significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) will not trigger additional Section 382 limitations and, as a result, adversely affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382 (as a result of our November 2006 secondary offering or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

We may choose to expand operations to other countries and may not be successful.

In the first half of 2006, we began operations in a new BPO center in Costa Rica. We may consider expanding to countries other than the Philippines and Costa Rica. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

We may make acquisitions that prove unsuccessful or divert our resources.

In the first quarter of 2006, we acquired Rapidtext, Inc. and its subsidiary, The Transcription Company, which added transcription and captioning to our service offerings. We are still integrating Rapidtext into our offshore operating platform. We intend to consider acquisitions of other companies that could complement our business, including the acquisition of companies with expertise in other businesses and clients that we do not currently serve. We have little experience in completing acquisitions of other businesses. We may incur expenses and be unable to successfully complete future acquisitions. If we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions may place additional constraints on our resources by diverting the attention of our management from existing operations. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business.

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

Our clients’ business operations are subject to certain rules and regulations in the United States, such as the Gramm-Leach-Bliley Act, the HIPAA, and the customer privacy provisions of the Communications Act. Our clients may contractually require that we perform our services in a manner that would enable them to comply with such rules and regulations. Failure to perform our services in compliance with these laws could result in breaches of contract with our clients and, in some limited circumstances, civil fines and criminal penalties for us.

We are also subject to significant federal and state laws and regulations applicable to our accounts receivable management services, including the Fair Debt Collection Practices Act, which imposes significant limitations and restrictions on our debt collection practices including licensing requirements. These laws and regulations may limit our ability to recover and enforce defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit cards, debit cards, checks and other negotiable items may preclude us from collecting on defaulted consumer receivables we purchase or obtain through contingency placements from originators if they or others failed to comply with applicable laws in generating or servicing those receivables. Additional federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance.

New consumer protection and privacy protection laws or regulations are likely to impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts, telephonic sales, Internet communications and other portions of our business. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. New federal and state legislation may be enacted that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States.

Complying with new laws and regulations could significantly increase our cost of doing business and adversely impact our financial condition.

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

Terrorist attacks could adversely affect the economy, disrupt our operations and cause our business to suffer.

The risks of civil unrest and terrorism exists and U.S. companies in particular may experience greater risks. We are not insured against terrorism risks. Terrorist attacks have the potential to directly impact our clients and the economy by making travel more difficult, interrupting lines of communication and curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and harm our business.

Risks Related to Doing Business in the Philippines

We may face competition in the Philippines for our professionals, which could increase the cost of qualified employees and the amount of employee turnover.

We are faced with competition in the Philippines for outsourcing center professionals, and we expect this competition to increase as additional outsourcing companies, and other companies with a demand for college-educated personnel, enter the market and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. We have benefited from an excess of supply over demand for college graduates in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified professionals, who are critical to our performance. This could increase our costs and turnover rates.

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

In addition, the Philippines has and may continue to experience political instability, including strikes, demonstrations, protests, marches, coups d’état, guerilla activity or other types of civil disorder. Potential demonstrations associated with the mid-term elections in May 2007 could disrupt commerce. These instabilities and any adverse changes in the political environment in the Philippines could increase our operational costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.

Currency fluctuations in the Philippine peso relative to the U.S. dollar has increased and could continue to increase our expenses.

All of our revenues are denominated in U.S. dollars, and a substantial portion of our costs are incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar. In 2005 and through December 31, 2006, appreciation in the Philippine peso has increased our expenses, and future appreciation in the peso will continue to increase expenses.

In January 2007 to offset recent declines in the value of the U.S. dollar against the Philippine peso, we entered into various forward foreign currency contracts covering approximately $60.0 million at an average exchange rate of 49 Philippine pesos per U.S. dollar. While we intend for these contracts to decrease the impact of foreign currency fluctuations, they may result in increased fluctuations.

The current tax holidays in the Philippines may not be extended.

We currently benefit from income tax holiday incentives in the Philippines. Our current income tax holidays expire at staggered dates beginning in the fourth quarter of 2007 and ending in 2009. While we fully intend to apply for extensions of these holidays, it is possible that such extensions could be denied, or that due to changes in the government of the Philippines that these holidays could be removed entirely. Should either of these events occur, our Philippine tax liability could increase.

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

Some of the significant risks we face in our Costa Rican operations include the following:

•	we may be unable to find, hire or retain, at rates attractive to us, a sufficient number of qualified employees;

•	currency fluctuations in the Costa Rican colon relative to the U.S. dollar could significantly increase our expenses;

•	we are dependent on telecommunications service provided by a limited number of available vendors in order to conduct our business, and if the telecommunications service were to fail, experience problems or be interrupted or unreliable, we may be unable to service our client or fulfill our contractual obligations;

•	our facilities are at risk of damage by earthquakes, typhoons and other natural disasters; and

•	we may have overestimated the demand for Spanish language BPO services which may not be sufficient to expand our Costa Rican operations.

Our Costa Rican operations are dependent on a single client, Washington Mutual, which has the option to acquire the operations from us and therefore deprive us of our presence in Latin America.

Our Costa Rican options are dependent on a single financial services client, Washington Mutual. Under the terms of our contract, Washington Mutual may acquire our Costa Rican operations from us with 30 days notice at anytime prior to the expiration of its contract with us in 2009 by paying a termination fee that is intended to cover our costs of transferring our operations to Washington Mutual. If Washington Mutual were to acquire the operations from us, we would not have a presence in Latin America unless we establish other Latin American operations, which could require significant time and new investment. If Washington Mutual purchases our Costa Rican operations from us, this could be a setback in our ability to provide bilingual English-Spanish services. In addition, the contract allows a reconciliation of actual allowable costs to invoiced amounts from inception of our services to Washington Mutual’s acquisition of the operations from us. To the extent that actual allowable costs are less than corresponding invoiced costs, we must repay this overage to Washington Mutual at that time.

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

Before our initial public offering, our common stock was not traded in a public market. Since the completion of our initial public offering, our stock price has been and may continue to be volatile. We cannot predict the extent to which the trading market will continue to develop or how liquid that market might become. Prices for our common stock could be influenced by a variety of factors, including the depth and liquidity of the market for our common stock, investor perception of us, our business and our industry, the consumer credit and outsourcing industries, and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere herein. In addition, the stock market in general and the NASDAQ Global Market have experienced extreme price and volume fluctuations. Trading prices and valuations may not be sustainable. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, following periods of volatility in the overall market and a decline in the market price of a company’s stock, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As of December 31, 2006, 23,478,658 shares of our common stock were outstanding and approximately 2,125,627 shares were issuable upon the exercise of outstanding stock options and vesting of restricted shares. As of December 31, 2006, the number of shares of our outstanding common stock freely tradeable on the NASDAQ Global Market and not owned by our officers, directors or other affiliates was approximately 22,449,115 shares. In addition, we have filed with the Securities and Exchange Commission a registration statement on Form S-3 authorizing us to issue up to $100 million of public equity or debt in the future, we issued $96.6 million of that amount on November 10, 2006, and we may offer an additional $3.4 million under that registration statement.

Additional common stock in public or private offerings to raise capital or any stock issuance in connection with an acquisition may result in future sales of stock in the public market. Future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 1100 Glendon Ave., Suite 1250, Los Angeles, California 90024, where we lease approximately 11,000 square feet. This lease was renewed on January 13, 2005 and will expire on July 31, 2008. In addition, we lease two production centers in Southern California totaling approximately 15,000 square feet and lease three data centers located throughout the western United States, totaling approximately 1,000 square feet.

We lease eight facilities in the Philippines. Our largest facility in the Philippines is the PeopleSupport Center in Manila with approximately 162,000 square feet. Our other seven facilities are located in three cities on two islands in the Philippines. The total square footage of these seven facilities is approximately 255,000 square feet. These leases expire at various times over the next ten years. In January 2007, we acquired two undeveloped lots through our controlled Philippine corporation. The ownership structure satisfies Philippine legal requirements and we intend to build outsourcing facilities on the properties. In February 2006, we signed two leases in Costa Rica totaling approximately 35,000 square feet, which will expire in 2012. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near term.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The comparison of the total return on investment (change in year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on October 1, 2004 in each of the Company, the NASDAQ Stock Market Index and the NASDAQ Computer and Data Processing Index. The following results and comparisons shown in the graph below are based upon historical data and are not indicative of, nor intended to forecast future performance of, the our common stock.

ASSUMES $100 INVESTED ON OCTOBER 1, 2004
ASSUMES DIVIDENDS REINVESTD
Year Ended December 31, 2006

Total Return Analysis

	10/1/04	12/31/04	3/31/05	6/30/05	9/30/05
PeopleSupport, Inc	$100.00	$153.38	$135.38	$140.31	$120.77
NASDAQ Stock Market Index	$100.00	$111.99	$102.87	$106.36	$111.44
Computer Programming And Data Processing Index	$100.00	$112.59	$101.62	$106.38	$111.34

	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
PeopleSupport, Inc	$130.62	$150.77	$207.08	$284.62	$323.85
NASDAQ Stock Market Index	$114.37	$124.24	$115.83	$120.37	$128.69
Computer Programming And Data Processing Index	$116.40	$123.10	$115.34	$125.71	$134.47

Sources: NASDAQ Online and Center for Research in Security Prices (CRSP) at the University of Chicago.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “PSPT.” The following table sets forth the range of high and low closing prices for our common stock during each quarter:

Quarter Ended	High	Low

2006
Fourth Quarter	$22.29	$18.03
Third Quarter	18.92	11.05
Second Quarter	14.55	9.90
First Quarter	10.70	8.60
2005
Fourth Quarter	$9.00	$7.16
Third Quarter	10.07	7.85
Second Quarter	10.50	8.12
First Quarter	11.59	8.29

As of March 12, 2006, there were 200 stockholders of record and 23,513,261 shares of our stock outstanding. Based on information provided by our transfer agent and registrar, we believe that there are approximately 7,800 beneficial owners of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the growth and expansion of our business. Our board of directors will determine future dividends, if any.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data as of, and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, which has been derived from our audited consolidated financial statements. Our consolidated financial statements were audited by BDO Seidman, LLP. You should read this information together with “Summary Historical Consolidated Financial Data,” “Management’s Discussion and

Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes for the years ended December 31, 2006, 2005 and 2004 which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2006 (9)	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$110,119	$62,124	$44,511	$30,013	$19,780
Cost of revenues (exclusive of depreciation expense shown below)(1)(2)	70,203	35,733	25,271	12,921	11,188
Selling, general & administrative(1)(2)	20,719	12,554	14,270	6,134	5,587
Depreciation and amortization	7,467	4,414	3,927	3,166	4,065
Gain on sale of receivable portfolios(3)	—	—	(172)	—	—
Restructuring charges(4)	—	—	(22)	(345)	3,824

Income (loss) from operations	11,730	9,423	1,237	8,137	(4,884)
Interest expense	8	—	—	3	506
Interest income	(2,548)	(1,388)	(231)	(75)	(90)
Gain on the extinguishment of debt(5)	—	—	—	—	(2,430)
Other (income) expense	212	47	7	(8)	9

Income (loss) before provision (benefit) for income taxes	14,058	10,764	1,461	8,217	(2,879)
Provision (benefit) for income taxes(6)	(94)	(12,065)	(6,863)	231	13

Net income (loss)(7)	$14,152	$22,829	$8,324	$7,986	$(2,892)

Net income (loss) per share of common stock:
Basic(8)	$0.74	$1.26	$1.39	$3.15	$(1.14)
Diluted(8)	$0.72	$1.21	$0.55	$0.64	$(1.14)
Weighted average number of common shares outstanding:
Basic(8)	19,088	18,165	5,996	2,533	2,533
Diluted(8)	19,621	18,917	15,012	12,560	2,533

	As of December 31,
Consolidated Balance Sheet Data:	2006	2005	2004	2003	2002
	(In thousands)
Cash and cash equivalents	$80,880	$27,760	$41,583	$12,151	$5,179
Marketable securities	59,653	23,853	—	—	—
Working capital	124,187	56,583	43,664	11,798	4,124
Total assets	217,591	94,326	65,080	22,535	15,259
Long term liabilities, less current portion	3,159	1,816	936	267	176
Redeemable convertible preferred stock	—	—	—	74,110	74,110
Total stockholders’ equity (deficit)	$192,430	$82,392	$57,935	$(56,611)	$(64,714)

(1)	Included in expenses above are non-cash stock based compensation charges of:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Cost of revenues	$731	$271	$566	$61	$—
Selling, general & administrative	2,062	611	1,208	58	—

	$2,794	$882	$1,774	$119	$—

(2)	Under our Management Incentive Plan, we expensed $0.3, $0.3 and $5.3 million in years 2006, 2005 and 2004, respectively. We did not incur any expenses under the Management Incentive Plan in 2003 and 2002. For additional information on the Management Incentive Plan, please refer to Footnote 5 of the Financial Statements.

(3)	Gain on sale of receivable portfolios is the net amount we earned on the sale of two accounts receivable portfolios by our subsidiary, ProArm Management, Inc., during 2004.

(4)	Restructuring charges are comprised of estimated and actual obligations for various non-cancelable leases, the write-down of abandoned leasehold improvements and fixed assets at customer service centers in the United States where we terminated operations, and severance and other U.S. employee-related costs in connection with the movement of our operations, first to St. Louis, and then to the Philippines. We did not use the entire estimated amount and reduced the estimated amounts in 2003 and 2004,

(5)	Gain on the extinguishment of debt relates to the extinguishment of an equipment loan.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting for Income Taxes” for additional information.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a comparison of net income for 2006, 2005 and 2004.

(8)	For information regarding the computation of per share amounts, refer to Note 6 to the Consolidated Financial Statements included in Item 15 in this Annual Report on Form 10-K. The basic and diluted share and per share amounts in the consolidated statement of operations table above have been restated to give retroactive effect to the 1 for 2.74 reverse stock split that was effected on August 5, 2004.

(9)	The Consolidated Statement of Operations Data for the year ended December 31, 2006 and the Consolidated Balance Sheet Data as of December 31, 2006, include the effects of the Rapidtext acquisition (See Note 13) and the adoption of SFAS 123(R) “Share Based Payment” (See Note 6). Therefore, the years presented prior to fiscal year 2006 may not be comparable to fiscal year 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Uncertainties

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides supplemental information which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

We were formed in 1998 and incorporated in the State of Delaware on July 2 of that year. In October 2004 we completed our initial public offering and raised approximately $31.6 million, net of expenses. In January 2006, we acquired Rapidtext and its subsidiary, The Transcription Company, for approximately $9.0 million. In November 2006 we closed a secondary offering that raised, net of expenses, approximately, $90.9 million. Our revenues have grown from $1.9 million in 1999 to $110.1 million in 2006. During the same period our net income grew from losses of $8.3 million in 1999 and $46.0 million in 2000 to a profit of $14.2 million in 2006. Net income for 2006 included a $0.1 million income tax benefit primarily associated with the reduction of the deferred tax asset valuation allowance. Excluding the income tax benefits, the increase in net income was primarily attributable to growth in our customer management business, which enabled us to build revenues, and our move to the Philippines, which allowed us to reduce our operating costs, improve our margins and offer cost savings to our clients.

Quarterly Results of Operations and Performance Trends

	2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In thousands, except per share data)

Revenues	$23,047	$25,947	$30,117	$31,008
Income from operations(1)	3,353	3,594	3,973	810
Net income(2)	2,874	3,808	3,512	3,958
Basic income per share	$0.16	$0.21	$0.19	$0.19
Diluted income per share	$0.15	$0.20	$0.18	$0.18

	2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In thousands, except per share data)

Revenues	$14,056	$14,739	$16,317	$17,012
Income from operations	2,568	1,952	2,597	2,306
Net income(3)	2,756	2,239	5,513	12,321
Basic income per share	$0.15	$0.12	$0.30	$0.67
Diluted income per share	$0.15	$0.12	$0.29	$0.65

(1)	The decrease in fourth quarter 2006 income from operations as compared to the previous 2006 quarters was primarily due to the following items which total approximately $2.5 million – increased information technology infrastructure costs and various credits associated with our contract in Costa Rica with a single anchor client, increased depreciation expense due to overall capacity and infrastructure build, additional amortization related to our software licenses, increased Sarbanes Oxley compliance and audit costs, increased non-cash compensation charges and an increase to our allowance for doubtful accounts.

(2)	During the year ended December 31, 2006, we assessed the deferred tax asset valuation allowance each quarter and decreased the allowance by $0.5 million and $1.0 million in the second and fourth quarters. The allowance was increased in the third quarter by $0.1 million, for a net tax effect for all of 2006 of $1.4 million.

(3)	During the year ended December 31, 2005, we assessed the deferred tax asset valuation allowance each quarter and released $0.7 million, $0.4 million, $3.2 million and $10.3 million in the first, second, third and fourth quarters, respectively.

Quarterly and year-to-date computations of earnings per share amounts are made independently, therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Sources of Revenues

For the three and twelve month periods ended December 31, 2006, we derived a majority of our revenue from fees, which include:

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

We recently revised our pricing with one of our largest clients from a per session fee to an hourly rate. We believe this will allow us to staff for this client more efficiently. We do not currently expect this transition to impact revenues or overall margins for this client although the ultimate impact of this change cannot be predicted with certainty.

Substantially all of our revenue consisted of time-delineated or production-based fees. For the twelve month periods ended December 31, 2005 and 2006, approximately 5% of our revenue was comprised of implementation and training fees. For the three and twelve month periods ended December 31, 2005 and 2006, substantially all of our revenue was derived from U.S.-based clients.

Revenue Trends

Our revenue growth is primarily driven by organic growth from sales to new and existing clients. We believe our sales will continue to increase as we expand our sales team and leverage our success with existing clients. We believe the increase in sales to existing clients is primarily due to our clients’ satisfaction with our service and the increase in their demand for our services. We also expect to increase revenue by expanding into new markets and are looking for opportunities to expand into new geographic areas and new service offerings.

Historically, revenue has been concentrated among three clients. While this percentage has been declining, for the three and twelve month periods ending December 31, 2006, our three largest clients collectively accounted for approximately 43% and 46% of our revenue, respectively. This is a significant reduction from the three and twelve month periods ending December 31, 2005, when our three largest clients collectively accounted for 57% and 59% of our revenue, respectively. For the year ended December 31, 2006, three clients, EarthLink, Expedia and Vonage, each accounted for more than 10% of our revenue. For the three months ended December 31, 2006, four clients, EarthLink, Expedia, Vonage and Washington Mutual, accounted for more than 10% of our revenue. For the three and twelve month periods ending December 31, 2005, three clients, Expedia, EarthLink and ConsumerInfo.com, each accounted for more than 10% of our revenue.

We have continued to increase revenues from our largest customers but their percentage of our overall revenues has declined because we have increased our client base. We expect these percentages to continue their long-term decline in 2007 as we continue to diversify our customer base.

Status of Key Revenue Contracts

Our contract with Expedia expires in September 2009. Our contract with EarthLink expires in January 2008, and will automatically renew each year for a one year period unless terminated by EarthLink or us before the end of the term. Our contract with Vonage was extended to May 2007 and would have automatically renewed, however, Vonage elected to end the contract and it will terminate in May 2007. Although we are in discussions with Vonage to continue providing a small portion of the services we currently are performing after our contract expires in May 2007, these discussions may or may not be successful and there is no assurance that we will continue to perform services for Vonage. In 2004, 2005, and 2006, our revenues from Vonage were approximately $0.4 million, $5.6 million and $14.0 million, respectively. Our contracts with Washington Mutual expire over the course of the next three years. Many of our clients may terminate their contracts with us before their expiration with no penalties or limited penalties or they may refuse to extend their contracts after the contracts expire.

Key Expense Categories

Cost of revenues.  Cost of revenues consist primarily of salaries, payroll taxes and employee benefit costs paid to the approximately 8,100 professionals we employed in the Philippines, Costa Rica and the United States as of December 31, 2006. Our employee related costs are primarily incurred in the Philippines where we employ approximately 7,500 of our personnel. Employee costs, which account for approximately two-thirds of our cost of revenues, are paid in the local currency. Because our revenue is in U.S. dollars and most employee related costs are paid in the local currency, we are exposed to the risk of foreign currency fluctuations. Recently, the Philippine peso has strengthened against the dollar, resulting in increased costs. We are not certain if this strengthening will continue. With the acquisition of the U.S.-based Rapidtext and our expansion into Costa Rica, we are now operating in regions with a higher wage structure than the Philippines and increased our compensation expense.

The non-employee related portion of our cost of revenues include telecommunications costs, information technology costs, rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers, and consulting services related to our customer management consulting group in the United States. Cost of revenues do not include depreciation of assets used in the production of revenue.

In 2006 we continued to strategically invest in expanding our outsourcing delivery capabilities to meet anticipated increases in demand from new and existing clients. The costs of expansion primarily include compensation and training of additional outsourcing and support personnel, including middle and upper management, rental of facilities and expenses related to tenant improvements and facilities, information technology, telecommunications and transmission rights. Our strategic investments in expanded client service capacity will generally occur ahead of anticipated increases in client demand. We believe this is necessary for us to be prepared to quickly provide additional high quality services when demand increases, even though we generally do not have specific commitments from existing or prospective clients for increased volume. As a result, we have experienced, and expect in the future to experience, periods of overcapacity and higher costs of revenues, which we intend will be followed by lower costs of revenues as increases in demand enable us to utilize our expanded capacity. Although our investment in developing client service capacity may result in near term overcapacity and reduced operating margins, we believe the investment is essential to attract and retain additional clients. The success of this approach depends on our ability to correctly anticipate and continue building demand for our services.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, costs associated with Sarbanes-Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences and other brand building and advertising) and other corporate expenses. Selling, general and administrative expenses increased in the three and twelve months ended December 31, 2006, as compared with selling, general and administrative expenses for the three and twelve months ended December 31, 2005. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations. Because of our growth we continue to invest in both capital and personnel in order to meet our growing infrastructure needs. While we have recently been able to leverage selling, general and administrative expenses and achieve economies of scale, during this period of investment and growth our expenses may precede the associated revenue.

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

Restructuring charges.  From 2000 to 2004, we reorganized to reduce future operating costs by streamlining operations and moving to lower-cost operating centers in the Philippines. As a result of these reorganizations, we recorded a charge of approximately $3.9 million during the year ended December 31, 2002. During the year ended December 31, 2003, we released $0.3 million of the restructuring reserve. The restructuring was completed in 2004 and we released the remaining $0.1 million of the restructuring reserve. During the years ended December 31, 2005 and 2006, we did not recognize any restructuring related costs or gains.

Certain Charges and Gains

Compensation obligations.  Under our Management Incentive Compensation plan, we made payments of $5.3 million to senior executives and key employees in connection with the closing of our initial public offering. We also recorded a deferred compensation liability of $1.0 million related to the unpaid portion of the obligation as of December 31, 2004. For the years ended December 31, 2005 and 2006, we made additional payments of approximately $0.1 and $0.3 million, respectively. We are obligated to make additional payments of approximately $0.6 million to key employees based on continued service or other performance criteria. Those payments will be made by October 2007. As of December 31, 2006, the remaining deferred obligation under the Management Incentive Plan was $0.6 million. Due to the amortization of the deferred compensation, $0.3 million and $0.3 million was expensed for the years ended December 31, 2005 and 2006, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. The following accounting policies are the policies we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenues and Deferred Revenue Recognition

Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101, and Staff Accounting Bulletin 104, “Revenue Recognition,” or SAB 104. SAB 101 as amended and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

We primarily recognize our revenues from services as those services are performed under a signed contract. We recognize:

•	customer management fees, excluding implementation fees, as those services are performed;

•	implementation fees ratably over the life of the contract; and

•	commission revenues for contingent accounts receivable management contracts upon receipt of collected funds.

The Company uses primarily time and contractual targets achieved to recognize revenue. The Company does not provide customer discounts or extended credit terms.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of December 31, 2006 and 2005 our balance sheets reflect $4.5 million and $3.5 million in deferred revenues, respectively.

Our allowance for doubtful accounts is based primarily on credit matters we are aware of with specific customers. The allowance is reviewed monthly to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when we feel it is probable the receivable will not be collected.

Accounting for Stock based Awards

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method.

Under SAFS 123(R), the pool of windfall tax benefits at adoption consists of the net credits to APIC that a company would have recorded under FAS 123(R) (subject to potential adjustment for NOL carryforwards). Effective January 1, 2006, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of an equity based award exceeds the deferred tax asset, if any, associated with the award that we had previously recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

There are a number of assumptions and estimates used in calculating the fair value of options. These include the expected term of the option, the expected volatility and the risk free interest rate. These assumptions are included in the chart below. The basis for our expected volatility and expected term estimates is a combination of our historical information and the historical experiences of a peer group. The companies in the peer group were selected based upon their industry, operations, market capitalization, revenue and other factors. The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the option or award being valued. PeopleSupport does not currently pay a dividend nor does the Company expect to pay a dividend. The fair value of each option was estimated on the date of grant using the following weighted average assumptions used for grants for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Risk free interest rate	4.8%	4.2%	3.7%
Expected life (years)	4.5	4.4	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	53%	49%	31%
Fair value	$7.81	$3.67	$5.31

Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

For the years ended December 31, 2006, 2005 and 2004, we recorded approximately $2.8 million, $0.9 million and $1.8 million, respectively, in non-cash, stock-based compensation expense. See Note 6 to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for additional information.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS 109. At December 31, 2006, we had U.S. and California net operating loss carryforwards of approximately $48.2 and $34.3 million, respectively, which may be used to offset future taxable income. Our carryforwards expire from 2012 through 2026 and are subject to review and possible adjustment by tax authorities. During the year ended December 31, 2006, we assessed the deferred tax asset valuation allowance and released the remaining allowance, primarily in the fourth quarter, resulting in a $1.4 million tax benefit for the year.

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

	Years Ended December 31,
	2006	2005	2004

Consolidated Statements of Operations Data:
Revenues	100%	100%	100%
Cost of revenues (exclusive of depreciation expense shown below)	64	58	57
Selling, general and administrative	19	20	32
Depreciation and amortization	7	7	9
Interest income	(2)	(2)	(1)
Benefit for income taxes	—	(19)	(15)

Net income	13%	37%	19%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenues

Our revenues in 2006 increased by $48.0 million or of 77%, to $110.1 million from $62.1 million in 2005. The increase was volume driven and primarily attributable to increased sales to existing clients of $22.0 million, new client growth of $15.0 million and additional revenue of $11.0 associated with the acquisition of Rapidtext. Due to our implementation cycle, which may range from six to twelve months or longer, revenue from contracts initiated in 2005 were not fully realized until 2006. We expect revenues to increase as we continue to develop existing clients and market our services to potential new clients, however, the timing and amount of revenue from each of these sources is uncertain.

Cost of Revenues

Our cost of revenues in 2006 increased $34.5 million or 97%, to $70.2 million from $35.7 million in 2005. The increase was primarily due to increased costs associated with the expansion of our outsourcing operations in the Philippines and Costa Rica. We added approximately 3,900 employees and increased our salary and benefits expenses by $24.3 million. Our travel and entertainment expenses increased approximately $2.8 million. Our facilities costs increased approximately $2.7 million as we opened six new facilities in 2006. We also increased our professional services fees $2.1 million and our computer and telecommunications costs by $2.0 million. The adoption of SFAS 123(R) increased costs by approximately $0.5 million.

Selling, General and Administrative

In 2006, our selling, general and administrative costs increased approximately $8.1 million or 65%, to $20.7 million from $12.6 million in 2005. Administrative costs increased primarily due to the addition of new employees and increased salary expenses of approximately $2.9 million. Professional fees increased approximately $2.3 million. The adoption of SFAS 123(R) increased costs by approximately $1.5 million over 2005. Administrative facilities costs increased approximately $0.5 million over last year. Travel expenses increased approximately $0.3 million and computer and telephone expenses also increased approximately $0.3 million. Bad debt expense increased $0.4 million and other costs increased $0.2 million. As a percentage of revenue, selling, general and administrative expenses declined to 19% in 2006 from 20% in 2005.

Depreciation and Amortization

Our depreciation and amortization costs in 2006 increased $3.1 million or 69% to $7.5 million from $4.4 million in 2005. The increase was primarily due to purchases of property and equipment, specifically the opening of our new facilities in Costa Rica, the two U.S.-based facilities acquired through our purchase of Rapidtext and the continued build-out of approximately 1,500 new production seats in the Philippines and Costa Rica.

Interest Income

In 2006, interest income increased $1.1 million to $2.5 million from $1.4 million in 2005. The increase in interest income was primarily due to increased cash due to profits and proceeds from our secondary offering.

Income from Operations

In 2006, income from operations increased $2.3 million or 24% to $11.7 million from $9.4 million in 2005.

Benefit for Income Taxes

The benefit for income taxes decreased to $0.1 million in 2006, compared to a $12.1 million benefit in 2005. The effective tax rate changed in 2006 to (0.7)% from (112)% in 2005. Our effective tax rate differs from the U.S. federal statutory rate in 2006 and 2005 primarily due to our tax holiday in the Philippines, state income taxes and the release of the valuation allowance against deferred tax assets. During the year ended December 31, 2006, we assessed the deferred tax asset valuation allowance and released the remaining allowance.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues

Our revenues in 2005 increased by $17.6 million, or 40%, to $62.1 million from $44.5 million in 2004. The increase was volume driven and primarily attributable to $11.6 million in customer management fees received from clients acquired in 2004. Due to our implementation cycle, which may range from six to twelve months or longer, revenue from contracts initiated in 2004 were not fully realized until 2005. The increase was also attributable to an increase of $0.4 million of customer management fees associated with services provided to new clients, a $3.9 million increase in revenue from established clients and an increase in our accounts receivable management business of $1.7 million. We expect revenues to increase as we continue to develop existing clients and market our services to potential new clients, however, the timing and amount of revenue from each of these sources is uncertain.

Cost of Revenues

Our cost of revenues in 2005 increased by $10.4 million or 41%, to $35.7 million from $25.3 million in 2004. The increase was primarily due to increased costs associated with the expansion of our outsourcing operations in the Philippines to meet increased demand from new and existing customers during the fiscal year ended 2005, and to add capacity for anticipated future increases in demand. Costs increased at a higher rate than revenues primarily due to strategic capacity increases associated with the opening of the PeopleSupport Center. Including the cost of transferring operations, the build-out of the facilities, computers, equipment, information technology and telecommunications, opening the PeopleSupport Center increased costs by approximately $2.1 million. These costs were partially offset by savings associated with the closing of other facilities totaling approximately $0.3 million. Although our strategic investment in developing client service capacity may result in near term overcapacity and increased cost of revenues, we believe the investment is essential to attract and retain additional clients. The success of this approach depends on our ability to correctly anticipate and continue building demand for our services.

Selling, General and Administrative

In 2005 our selling, general and administrative costs decreased $1.7 million or 12%, to $12.6 million from $14.3 million in 2004. Administrative costs declined primarily due to a $4.5 million decrease in expenses associated with the Management Incentive Plan and a $0.6 million decrease in stock amortization costs. These decreases were offset by increased costs due to Sarbanes-Oxley related compliance costs of approximately $1.3 million, processing the rescission offer which cost approximately $0.5 million, increased audit fees of approximately $0.3 million, a net increase in salary costs associated with accounting, finance and operations of approximately $0.4 million, increased Directors’ and Officers’ insurance cost of approximately $0.3 million and reductions of 2004 vendor accruals of approximately $0.7 million. As a percentage of revenue, selling, general and administrative expenses declined to 20% in 2005.

Depreciation and Amortization

Our depreciation and amortization costs in 2005 increased $0.5 million or 12% to $4.4 million from $3.9 million in 2004. The increase was primarily due to purchases of property and equipment associated with the opening of the PeopleSupport Center which increased depreciation expense by approximately $0.9 million. This increase was offset by an increase in the number of fully depreciated assets that caused depreciation expense to decrease by $0.4 million.

Interest Income

In 2005, interest income increased $1.2 million to $1.4 million from $0.2 million in 2004. The significant increase in interest income was primarily due to having the proceeds from our initial public offering for a full year versus having the funds for three months in 2004. In addition, we have used profits generated from operations to purchase additional securities.

We did not incur any interest expense in the years ending December 31, 2005 or 2004.

Income from Operations

In 2005, income from operations increased $8.2 million or 662% to $9.4 million from $1.2 million in 2004. The largest change was the cost of the Management Incentive Plan associated with the initial public offering which decreased cost of revenues by $0.5 million and selling, general and administrative expenses by $4.5 million from 2004 to 2005. The remainder of the increase was due to selling, general and administrative expenses growing at a slower rate than revenue as we were able to leverage existing administrative resources across the increased revenue.

Benefit for Income Taxes

In 2005, the net benefit from income taxes increased $5.2 million or 76% to $12.1 million from $6.9 million in 2004. Primarily due to our continued profitability, during the year ended December 31, 2005, we assessed the deferred tax asset valuation allowance each quarter and released $0.7 million, $0.4 million, $3.2 million and $10.3 million in the first, second, third and fourth quarters, respectively. For the year ending December 31, 2005, $2.1 million of the release of the deferred tax valuation is related to current utilization of deferred tax assets and the remaining amount is related to expected future utilization.

The effective tax rate changed in 2005 to (112)% from (470)% in 2004. The effective tax rates in both 2005 and 2004 differ from the U.S. federal statutory rate primarily due to our tax holiday in the Philippines, state income taxes, and the release of valuation allowance against deferred tax assets.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows from operations, sales of equity securities, equipment financings, and interest income earned on cash, cash equivalents and investments. As of December 31, 2006, we have working capital of $124.2 million, including $80.9 million of cash and cash equivalents, $39.5 million of marketable securities and net accounts receivable of $18.1 million. Management believes existing funds will be sufficient to fund working capital needs for at least the next twelve months.

Year ended December 31, 2006

Operating Activities:  Net cash provided by operating activities was $22.5 million for the year ended December 31, 2006, which was greater than our net income of $14.2 million for the same period. The difference is primarily due to increases in accounts payable and accrued liabilities of approximately $11.0 million. Adding non-cash expenses such as depreciation and amortization, stock based compensation and Management Incentive Plan charges to net income increased cash provided by operating activities by $7.5, $2.8 and $0.3 million, respectively. These increases were partially offset by an $8.9 million increase in accounts receivable, a $1.4 million increase in prepaid expenses, a $1.3 million increase in other assets and tax benefits from the exercise of stock options of approximately $1.0 million.

Our net accounts receivable balance increased approximately $9.7 million, or 115%, to $18.1 million as of December 31, 2006 from $8.4 million as of December 31, 2005. This increase is due to revenue growth, a delayed payment and to the maturation of our business that includes longer payment terms.

Investing Activities:  Net cash used in investing activities for the year ended December 31, 2006 was $62.1 million. This is primarily due to $57.8 million of purchases of marketable securities, purchases of property and equipment of $17.3 million and the $9.0 million acquisition of Rapidtext. These amounts were partially offset by the maturing of approximately $22.0 million of our marketable securities.

As in 2005, our capital expenditures in 2006 were primarily for telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of expanding our infrastructure. We expect capital expenditures to increase in 2007 as we continue to expand. Excluding building out our undeveloped property, we expect capital expenditures in 2007 will be between $20-25 million. The cost to develop our recently purchased land will be spread over multiple years and is currently estimated at approximately $40 million.

Financing Activities:  Net cash from financing activities for the year ended December 31, 2006, was $92.6 million. This was due to the secondary offering that closed in November 2006 and raised $90.9 million. Cash proceeds from the exercise of employee stock options and related income tax benefits contributed $2.1 million. Payments of $0.4 million on the capital leases acquired through our purchase of Rapidtext offset these increases.

Year ended December 31, 2005

Operating Activities:  Net cash provided by operating activities was $16.7 million for the year ended December 31, 2005. This was less than our net income of $22.8 million. The difference is primarily due to increases in deferred income tax assets of $12.3 million and accounts receivable of $3.0 million, offset by $4.4 million of depreciation and amortization expense, a $3.2 million increase in accounts payable and accrued liabilities and a $1.6 million increase in deferred revenue.

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

Credit Agreement

In July 2006, we entered into a loan agreement with Citibank (West), FSB that provides a revolving line of credit for general corporate purposes and allows us to borrow up to $25 million. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest at either the prime rate minus .25% or at LIBOR plus .65%. We do not have any borrowings outstanding under the Loan Agreement as of this time.

Contractual Obligations, Commitments and Off-balance Sheet Arrangements

Currently our only debt consists of the capital leases we acquired through Rapidtext. As of December 31, 2006, we owe less than $0.1 million on the leases, which expire by May 2008. Due to prepayment penalties, we do not expect to pre-pay these leases and will incur nominal amounts of interest expense in 2007 and 2008. We have no other debt and no off-balance sheet arrangements.

The following summarizes our contractual obligations at December 31, 2006, all of which represent operating lease payment obligations. The amounts in the table below do not include any adjustment that may result from increases in certain contractual obligations in the event inflation in the Philippines exceeds contractually negotiated levels. We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under leases for office space and equipment.

Years Ending December 31,	(In thousands)

2007	$3,919
2008	3,772
2009	2,899
2010	3,247
2011	3,219
Thereafter	10,304

Total minimum payments	$27,360

We have the option to renew two leases under various terms, ranging from five to six years, at various rates as specified within each lease agreement. The table above does not assume any such renewals.

Our obligations under four leases may change due to inflation in the Philippines or fluctuations in the value of the Philippine peso relative to the value of the U.S. dollar. These leases provide for increases in lease payments in the case of extraordinary inflation or a significant decline in the value of the Philippine peso compared to the US dollar, generally in excess of 25%. Such occurrences are unusual. For 2007, the Philippine Central Bank has set a target inflation rate of 4-5%.

In December 2006, PeopleSupport (Philippines) created and approved a pension plan to benefit our Philippine employees. Prior to the creation of the pension plan, we had a statutory obligation to pay certain amounts to our employees. The pension plan allows us to fund this obligation over time and segregate the assets from those of the company. As of December 31, 2006, the projected benefit recognized as a long-term liability on our balance sheet was approximately $1.2 million. As of December 31, 2006, the plan did not have any assets. In the first quarter of 2007, we began funding the plan with approximately $0.5 million, primarily invested in Philippines securities.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the financial impact of this statement.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 effective for the fiscal year ended December 31, 2006. The impact on fiscal 2006 operating results was a $0.6 million charge to other comprehensive income. This minimum pension liability adjustment increased our pension liability to approximately $1.2 million.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the years ended December 31, 2006, 2005 and 2004, approximately 59%, 67% and 57%, respectively, of our expenses were generated in the Philippines. We derive all of our revenues in U.S. dollars. At our current rate of expenditure, a 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the operations of our overseas operation by approximately $3.2 million, whereas a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $3.2 million. Expenses relating to our operations outside the United States increased for the year ended December 31, 2006 when compared with the year ended December 31, 2005 due to increased costs associated with higher revenue generation and customer management services and the decrease in the value of the U.S. dollar relative to the Philippine peso.

We fund our Philippine subsidiary through U.S. dollar denominated accounts held in the Philippines. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on an as-needed basis. Effective January 2007, we entered into forward contracts in an attempt to partially offset the increased operating costs resulting from the continued strengthening of the Philippine peso.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $80.9 million and marketable securities totaling $59.7 million at December 31, 2006. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1% decrease in short term rates would reduce our interest income for the year ended December 31, 2006 by approximately $0.6 million.

Inflation Rate Sensitivity

For the years ended December 31, 2006, 2005, and 2004, approximately 59%, 67%, and 57% respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the years ended December 31, 2006, 2005 and 2004 average annual inflation rates of 4.3%, 7.6% and 5.5%, respectively, kept prices generally stable. For 2007, the Philippine Central Bank has set a target inflation rate of 4-5%. As of January 2007, the most recent report from the Philippine Central Bank expects 2007 inflation will fall within the targeted band.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer

have concluded that as of December 31, 2006, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, were effective.

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

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. A copy of this report is included at page F-2 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.  There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9(a) above that occurred during the fiscal quarter ended December 31, 2006 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under Proposal 1 — Election of Directors contained in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Director Compensation,” contained in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Related Stockholder Matters” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions, “Corporate Governance — Director Independence” and “Transactions with Related Persons” contained in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Independent Public Registered Accounting Firm” contained in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

Consolidated Financial Statements of PeopleSupport, Inc.

Financial Statement Schedule

The financial statement schedule required by this item is a part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PeopleSupport, Inc.
Los Angeles, California

The audits referred to in our report dated March 16, 2007 relating to the consolidated financial statements of PeopleSupport, Inc., which is presented on the page set forth in Item 15 of this Annual Report on Form 10-K, included the audit of the financial statement schedule presented below. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, California
March 16, 2007

Schedule II — Valuation and Qualifying Accounts (in thousands)

	Years Ended December 31, 2004, 2005 and 2006
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deduction	End of Year

Valuation allowance for accounts receivable 2004:	$553	$(51)	$(51)	$451
Valuation allowance for accounts receivable 2005:	451	102	(66)	487
Valuation allowance for accounts receivable 2006:	487	528	(68)	947

	Balance at
	Beginning			Balance at
	of Year	Releases	Increases	End of Year

Deferred income tax valuation allowance 2004	$20,640	$(3,842)	$—	$16,798
Deferred income tax valuation allowance 2005	16,798	(14,598)	—	2,200
Deferred income tax valuation allowance 2006	2,200	(2,350)	150	—

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See below.

Exhibits

Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation
3	.2(1)	Amended and Restated Bylaws
4	.1(1)	Specimen Common Stock Certificate
4	.2(1)	Amended and Restated Investor Rights Agreement
10	.1*(1)	PeopleSupport, Inc. 1998 Stock Incentive Plan
10	.2*(1)	Form of PeopleSupport, Inc. Stock Option Agreement (no acceleration on change of control)
10	.3*(1)	Form of PeopleSupport, Inc. 1998 Stock Option Agreement (includes acceleration on change of control)
10	.4*(1)	PeopleSupport, Inc. 2002 Management Incentive Plan
10	.5*(1)	Amendment to PeopleSupport, Inc. 2002 Management Incentive Plan
10	.6†(2)	Definitive Contract of Lease with Ayala Land, Inc. and PeopleSupport (Philippines), Inc. from August 1, 2005
10	.7*(1)	Letter Agreement, dated May 20, 2002, between PeopleSupport, Inc. and Caroline Rook
10	.8†(1)	Master Services Agreement, dated January 2, 2003, between PeopleSupport, Inc. and EarthLink, Inc.
10	.9*(1)	Form of 2004 Stock Incentive Plan
10	.10*(1)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Stock Option Agreement
10	.11*(3)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Restricted Stock Units Agreement (for Executives)
10	.12(5)	Form of PeopleSupport, Inc. Restricted Stock Unit Agreement and Stock Option Agreement for Non-employee Directors
10	.13*(1)	Form of Indemnification Agreement between the Registrant and its officers and directors
10	.14†(2)	Master Services Agreement, dated June 11, 2003, between PeopleSupport, Inc. and ConsumerInfo.com
10	.15(4)	Agreement and plan of Merger, among PeopleSupport, Inc., Rapid Text, Inc., and the Stockholders of Rapid Text, Inc., dated January 9, 2006
10	.16(4)	Office Lease, dated January 9, 2006 for Burbank facility between PeopleSupport as tenant and former stockholders of Rapidtext
10	.17(6)	Business Loan Agreement dated July 28, 2006, between PeopleSupport, Inc. and Citibank (West), FSB
10	.18(6)	Continuing Guaranty dated July 28, 2006 by each of PeopleSupport (Philippines), Inc., PeopleSupport (Costa Rica), S.R.L., PeopleSupport Rapidtext, Inc., The Transcription Company, STC Solutions, Inc. and ProArm Management, Inc.
10	.19†(7)	Contract Center Services Agreement dated September 29, 2006, between PeopleSupport, Inc. and Expedia, Inc.
10	.20†	Master Outsourcing Services Agreement between Washington Mutual, Inc. and PeopleSupport, Inc. dated February 17, 2006 and two Services Agreements thereunder
10.21		Deed of Absolute Sale dated January 26, 2007, between PeopleSupport Properties Philippines Inc. and Fort Bonifacio Development Corporation
12		Computation of Ratio of Earnings to Fixed Charges
21.1		List of Subsidiaries
23.1		Consent of BDO Seidman, LLP
24.1		Power of Attorney
31.1		Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number		Description

32	.1(8)	Certification by Chief Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2(8)	Certification by Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management employment contract or compensatory plans or arrangements.

†	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-115328, originally filed with the Securities and Exchange Commission on May 10, 2004, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission May 31, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2006.

(8)	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of PeopleSupport, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of PeopleSupport, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PeopleSupport, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Also, as more fully described in Note 2, the Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, CA
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of PeopleSupport, Inc.
Los Angeles, California

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A of the accompanying Annual Report on Form 10-K, that PeopleSupport, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PeopleSupport, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, California
March 16, 2007

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$80,880	$27,760
Marketable securities	39,520	23,853
Accounts receivable, net of allowance for doubtful accounts of $947 and $487	18,127	8,414
Deferred tax assets	1,888	4,226
Prepaid expenses and other current assets	5,745	2,448

Total current assets	146,160	66,701
Property and equipment, net	22,080	10,622
Marketable securities	20,133	—
Deferred Management Incentive Plan compensation	—	598
Deferred tax assets	18,372	15,051
Goodwill	7,311	—
Other long-term assets	3,535	1,354

Total assets	$217,591	$94,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,389	$2,181
Accrued liabilities	9,334	3,912
Management incentive plan obligation	629	475
Deferred revenue	4,515	3,481
Other current liabilities	47	69
Current portion of capital lease obligations	59	—

Total current liabilities	21,973	10,118
Management incentive plan obligation	—	474
Deferred rent	1,812	978
Other long-term liabilities	1,347	364

Total liabilities	25,132	11,934

Minority interest	29	—

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $.001 par value; authorized 87,000 shares; 23,479 and 18,306 shares issued and outstanding at December 31, 2006 and 2005, respectively	23	18
Additional paid-in capital	208,044	113,234
Accumulated deficit	(16,062)	(30,214)
Accumulated other comprehensive income	425	342
Deferred stock compensation	—	(988)

Total stockholders’ equity	192,430	82,392

Total liabilities and stockholders’ equity	$217,591	$94,326

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenues	$110,119	$62,124	$44,511
Cost of revenues (exclusive of depreciation expense shown below)	70,203	35,733	25,271
Selling, general and administrative	20,719	12,554	14,270
Depreciation and amortization	7,467	4,414	3,927
Gain on sale of receivable portfolios	—	—	(172)
Restructuring charges reduction	—	—	(22)

Income from operations	11,730	9,423	1,237
Interest expense	8	—	—
Interest income	(2,548)	(1,388)	(231)
Other expense	212	47	7

Income before benefit for income taxes	14,058	10,764	1,461
Benefit for income taxes	(94)	(12,065)	(6,863)

Net income	14,152	22,829	8,324
Foreign currency translation adjustments	632	411	(140)
Unrealized gain/(loss) on securities	7	(149)	(4)
Minimum pension liability adjustment	(556)	—	—

Comprehensive income	$14,235	$23,091	$8,180

Basic earnings per share	$0.74	$1.26	$1.39
Diluted earnings per share	$0.72	$1.21	$0.55
Basic weighted average shares outstanding	19,088	18,165	5,996
Diluted weighted average shares outstanding	19,621	18,917	15,012

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2004, 2005 and 2006
(In thousands, except per share data)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Deferred	Equity
	Shares	Amount	Capital	Deficit	Income	Compensation	(Deficit)

Balance, at December 31, 2003	2,536	$3	$6,403	$(61,367)	$224	$(1,874)	$(56,611)
Exercise of stock options	209	—	104	—	—	—	104
Initial public offering	5,349	5	31,565	—	—	—	31,570
Conversion of preferred shares	10,461	11	74,257	—	—	—	74,268
Warrant conversion	7	—	—	—	—	—	—
Repurchase of common stock	(547)	(1)	(1,349)	—	—	—	(1,350)
Comprehensive income (loss)	—	—	—	8,324	(144)	—	8,180
Deferred stock compensation	—	—	1,728	—	—	(1,728)	—
Amortization of deferred stock compensation	—	—	(194)	—	—	1,968	1,774

Balance, at December 31, 2004	18,015	18	112,514	(53,043)	80	(1,634)	57,935
Exercise of stock options	291	—	295	—	—	—	295
Comprehensive income	—	—	—	22,829	262	—	23,091
Deferred compensation for restricted stock units	—	—	414	—	—	(388)	26
Amortization of deferred stock compensation	—	—	(178)	—	—	1,034	856
Tax benefit for disqualifying dispositions of stock options	—	—	189	—	—	—	189

Balance, at December 31, 2005	18,306	18	113,234	(30,214)	342	(988)	82,392
Reclassification of deferred compensation related to adoption of SFAS 123R	—	—	(988)	—	—	988	—
Secondary public offering	4,830	5	90,882	—	—	—	90,887
Exercise of stock options and release of restricted stock units	343	—	1,375	—	—	—	1,375
Tax benefit from employee stock option exercises	—	—	747	—	—	—	747
Stock-based compensation	—	—	2,794	—	—	—	2,794
Comprehensive income	—	—	—	14,152	83	—	14,235

Balance, at December 31, 2006	23,479	$23	$208,044	$(16,062)	$425	$—	$192,430

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$14,152	$22,829	$8,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,467	4,414	3,927
Provision for doubtful accounts	460	102	(51)
Stock-based compensation	2,794	882	1,774
Amortization of deferred compensation costs	342	342	85
Gain on sale of receivable portfolio	—	—	(172)
Reduction of excess accrual for restructuring	—	—	(22)
Loss on disposal of property and equipment	3	64	313
Benefit for deferred income taxes	(963)	(12,269)	(6,829)
Tax benefits from employee stock option exercises	(747)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,949)	(2,953)	(3,032)
Prepaid expenses and other assets	(1,422)	(770)	(404)
Other long-term assets	(1,297)	(805)	(118)
Accounts payable and accrued liabilities	10,962	3,225	370
Deferred rent	146	—	—
Deferred revenue	(421)	1,606	652
Cash payments on restructuring reserve	—	—	(3)

Net cash provided by operating activities	22,527	16,667	4,814
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(8,968)	—	—
Collections applied to principal of receivable portfolios	—	7	510
Proceeds from sale of receivable portfolios	—	—	355
Purchases of property and equipment	(17,307)	(7,327)	(6,950)
Proceeds from sale of property and equipment	—	120	—
Restricted cash equivalent	—	422	228
Net proceeds from called short term investments	—	2,000	—
Purchases of marketable securities	(57,800)	(29,600)	—
Maturities of marketable securities	22,000	3,600	—

Net cash used in investing activities	(62,075)	(30,778)	(5,857)
FINANCING ACTIVITIES
Payments of capital lease obligation	(380)	—	—
Repurchase of common stock	—	—	(1,350)
Proceeds from the exercise of warrants	—	—	157
Proceeds from public offerings	96,600	—	34,820
Public offering costs	(5,713)	—	(3,250)
Tax benefits from employee stock option exercises	747	—	—
Proceeds from the exercise of stock options	1,375	295	104

Net cash provided by financing activities	92,629	295	30,481
Effect of exchange rate changes on cash	39	(7)	(6)

Net increase (decrease) in cash and cash equivalents	53,120	(13,823)	29,432
Cash and cash equivalents, beginning of period	27,760	41,583	12,151

Cash and cash equivalents, end of period	$80,880	$27,760	$41,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the period	$8	$—	$—
Taxes paid for the period	813	48	392
NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized holding gains/(losses) on marketable securities	$7	$(146)	$—
Construction in progress incurred but not paid	323	1,329	—
Conversion of preferred to common stock	—	—	74,268
Non-cash purchases of property and equipment	873	—	—
Non-cash other comprehensive income adjustment for pension liabilities	556	—	—

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

1 — Description of the Company

PeopleSupport, Inc. (the “Company”) was incorporated in the State of Delaware on July 2, 1998 and is a leading provider of offshore business process outsourcing, (“BPO”), services which we primarily deliver to U.S.-based clients from our facilities in the Philippines. Based on the size of our workforce of college-educated, fluent English-speaking Filipino employees, we believe we are one of the largest providers of BPO services operating from the Philippines. We provide cost-effective, complex, value-added customer management services to clients in the travel and hospitality, financial services, technology, telecommunications and consumer products industries. We also provide transcription and captioning and other BPO services.

2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, income taxes, and valuation of marketable securities and goodwill and recoverability of long-term assets. Actual results could differ from those estimates.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits.

The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. The Company maintains an allowance for potential credit losses and write-offs of accounts receivable, which amounted to $947 and $487 at December 31, 2006 and 2005, respectively.

This allowance is our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, in addition to any credit matters we are aware of with specific customers. The allowance is reviewed monthly to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when we feel it is probable the receivable will not be collected.

Revenue and accounts receivable from significant customers, who in any one or more of the years shown accounted for 10% or more of the Company’s revenue for the year were as follows:

	As of and for the years ended December 31,
	2006		2005		2004
	% of	% of	% of	% of	% of	% of
	Revenue	A/R, Net	Revenue	A/R, Net	Revenue	A/R, Net

Largest Client	17%	19%	27%	21%	32%	19%
Second Largest Client	16	16	20	26	26	31
Third Largest Client	13	9	12	—	12	3
Fourth Largest Client	9	8	9	15	10	6

Vonage, our third largest client in 2006 and our fourth largest client in 2005, has elected not to renew their contract.

The Company maintains operational and technical facilities for its global operations, including maintaining a relationship with two significant vendors who provide the storage and related maintenance of the Company’s main technology equipment and data. Any significant events leading to systems and operations unavailability before the Company’s contingency plans are deployed could potentially lead to a disruption of service and associated financial impact.

The Company’s revenues are dependent on clients in the travel, hospitality, technology and communications industries, and a material decrease in demand for outsourced services in these industries could result in decreased revenues. Additionally, the Company has significant operations in the Philippines, and is subject to risks associated with operating in the Philippines including political, social and economic instability and increased security concerns, fluctuation in currency exchange rates and exposure to different legal standards. Carrying amount of total assets used in our Philippine operations were $16,564 and $11,995 at December 31, 2006 and 2005, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or less. Cash equivalents at December 31, 2006 and 2005 consist of money-market funds, corporate bonds, municipal bonds and federal agency securities. Marketable securities include corporate bonds, municipal bonds, federal agency securities and mortgage backed assets. All investments are considered available for sale.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the following period for each asset category:

Furniture and fixtures	5 years
Computer equipment	3 years
Software	1 to 3 years

Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term.

Impairment of Long-lived Assets

Long-lived assets, including fixed assets and intangibles, are reviewed for impairment annually. An undiscounted cash flow analysis is utilized to determine whether impairment has occurred. If impairment is determined, the asset is written down to its estimated fair value. The estimation of future cash flows and fair values involves considerable management judgment.

Revenue Recognition

Implementation fees include revenues associated with new customers, which are deferred and recognized ratably over the life of the contract. Session fees, including revenues associated with voice, email and live help transactions and with hosting and maintaining software applications for customer service, are recognized as these services are provided. Revenues are recognized when there are no significant Company obligations remaining, fees are fixed and determinable and collection of the related receivable is reasonably assured.

Commission revenues for contingent accounts receivable management contracts are recognized upon receipt of the collected funds.

Cost of Revenues

Cost of revenues consists primarily of employee-related costs associated with the services rendered on behalf of a client, as well as telecommunications costs, information technology costs associated with providing services, facilities support and customer management support costs related to the operation of outsourcing and data centers and consulting services.

Net Income Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., convertible preferred stock, warrants to purchase common stock, awards of restricted common stock and grants of common stock options using the treasury stock method) were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Years Ended December 31,
	2006			2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$14,152	19,088	$0.74	$22,829	18,165	$1.26	$8,324	5,996	$1.39
Effect of dilutive securities:
Options	—	491	—	—	752	—	—	945	—
Restricted stock units	—	42	—	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—	604	—
Convertible preferred stock	—	—	—	—	—	—	—	7,467	—

Income available to common stockholders	$14,152	19,621	$0.72	$22,829	18,917	$1.21	$8,324	15,012	$0.55

The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Years Ended December 31,
	2006	2005	2004

Options	43	220	15
Common stock warrants	2	50	127

	45	270	142

Segments of an Enterprise

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates as two business segments: customer management services and transcription and captioning services. Our transcription and captioning segment is not separately

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

presented as it currently represents less than ten percent of the combined revenues and substantially less than ten percent of profit and assets of the total reported operating segments.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109-“Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. Valuation allowances are established and released as the amount of the deferred tax assets expected to be realized changes.

Comprehensive Income

The components of accumulated other comprehensive income, net of tax are as follows:

			Minimum
			Pension
	Foreign Currency	Unrealized Loss	Liability
	Items	on Securities	Adjustment	Total

Balance, December 31, 2003	$224	$—	$—	$224
2004 change	(140)	(4)	—	(144)

Balance, December 31, 2004	84	(4)	—	80
2005 change	411	(149)	—	262

Balance, December 31, 2005	495	(153)	—	342
2006 change	632	7	(556)	83

Balance, December 31, 2006	$1,127	$(146)	$(556)	$425

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates their fair value. The Company carries cash equivalents, consisting primarily of short term investments in money-market funds, certificates of deposit, municipal bonds and federal agency securities, at market value.

Foreign Currency

The Company’s Philippine subsidiary used its local currency as its functional currency through September 30, 2006. Assets and liabilities were translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses were translated into U.S. dollars at average exchange rates for the period. The resultant cumulative translation adjustments were included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ deficit. Gains and losses from foreign currency transactions were recognized as a component of net income or loss as incurred and were not material for any of the years presented.

Beginning October 1, 2006 the Company’s Philippine subsidiary changed its functional currency to the U.S. dollar. Under the guidelines of Statement of Financial Standards No. 52, Foreign Currency Translation, the Philippines subsidiary had a significant change in facts and circumstances which resulted in a reassessment of their functional currency in the fourth quarter of fiscal 2006. This accounting change was primarily due to the Philippine subsidiary contracting, invoicing and collecting payment in U.S. dollars directly with two significant customers. Assets and liabilities were translated into U.S. dollars at exchange rates prevailing at that time. This change resulted in a $0.2 million pre-tax gain in the fourth quarter of fiscal 2006. Revenues and expenses are transacted using the

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

prevailing U.S. dollar exchange rate and the resulting gain or loss is recognized as a component of net income or loss as incurred.

Our Costa Rican subsidiary uses the U.S. dollar as its functional currency.

Accounting for Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

In accordance with the modified prospective transition method, the accompanying Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. We use the Black-Scholes pricing model to determine the fair value of our stock-based compensation. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25.

Under SAFS 123(R), the pool of windfall tax benefits at adoption consists of the net credits to APIC that a company would have recorded under FAS 123(R) (subject to potential adjustment for NOL carryforwards). Effective January 1, 2006, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of an equity based award exceeds the deferred tax asset, if any, associated with the award that we had previously recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

For the years ended December 31, 2006, 2005 and 2004, we recorded approximately $2.8 million, $0.9 million and $1.8 million, respectively, in non-cash, stock-based compensation expense. See Note 6 for additional information on accounting for stock based compensation.

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

Accounting for Pension Plans

The Company accounts for its recently adopted Philippine pension plan in accordance with SFAS 87, 88, 106, 132R and 158. SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS 158”) effective December 2006. SFAS 158 requires us to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

liability in our statement of financial position and to recognize changes to the funded status in the year in which the changes occur through comprehensive income. The adoption of this statement resulted in the recognition of a long-term liability of approximately $1.2 million and a decrease of $0.6 million to comprehensive income. Please see Note 7 for additional information.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the financial impact of this statement.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 effective for the fiscal year ending December 31, 2006. The impact on fiscal 2006 operating results was a $0.6 million charge to other comprehensive income. This minimum pension liability adjustment increased our pension liability to approximately $1.2 million.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

3 — Cash and Cash Equivalents

The following tables summarize the value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of December 31, 2006 and 2005:

As of December 31, 2006, our holdings were as follows:

					Short Term	Long Term
	Amortized	Unrealized	Market	Cash &	Marketable	Marketable
	Cost	Losses	Value	Equivalents	Securities	Securities

Cash and Cash Equivalents	$80,880	$—	$80,880	$80,880	$—	$—
Government Bonds	33,992	(77)	33,915	—	24,942	8,973
Corporate Bonds	16,184	(9)	16,175	—	14,578	1,597
Mortgage Backed Securities	9,615	(52)	9,563	—	—	9,563

Total	$140,671	$(138)	$140,533	$80,880	$39,520	$20,133

As of December 31, 2006, our holdings matured as follows:

			Mortgage
	Corporate	Government	Backed
Maturities	Bonds	Bonds	Securities	Total

1 year	$14,578	$24,942	$—	$39,520
1 to 5 years	1,597	8,729	—	10,326
5 to 10 years	—	244	715	959
10+ years	—	—	8,848	8,848

Total	$16,175	$33,915	$9,563	$59,653

As of December 31, 2005 our holdings were as follows:

	Amortized	Unrealized	Market	Cash &	Marketable
	Cost	Losses	Value	Equivalents	Securities

Cash and Cash Equivalents	$19,785	$—	$19,785	$19,785	$—
Government Bonds	31,977	(149)	31,828	7,975	23,853

Total	$51,762	$(149)	$51,613	$27,760	$23,853

As of December 31, 2005 our holdings matured as follows:

	Government
Maturities	Bonds	Total

Due in 90 days or less	$9,000	$9,000
Due in 90 days to 2 years	14,852	14,852

Total Government Bonds	$23,853	$23,853

All investments are classified as available for sale.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

4 — Property and Equipment

As of December 31, net property and equipment consists of the following balances:

	2006	2005

Furniture and fixtures	$3,540	$2,371
Computer equipment	23,307	11,298
Software	1,964	1,206
Leasehold improvements	10,515	5,645

	39,326	20,520
Less: Accumulated depreciation and amortization	(17,246)	(9,898)

Total property and equipment	$22,080	$10,622

5 — Commitments and Contingencies

Leases

The following summarizes our contractual obligations at December 31, 2006, all of which represent operating lease payment obligations.

Operating
Years Ending December 31,	Lease

2007	$3,919
2008	3,772
2009	2,899
2010	3,247
2011	3,219
Thereafter	10,304

Total	$27,360

For the years ended December 31, 2005 and 2004, the Company did not incur any interest expense associated with capital lease obligations. In January 2006 we acquired two capital leases through the acquisition of Rapidtext. As of December 31, 2006, we owe $29 and $40 on the leases, which expire on May 2008 and December 2007, respectively. The interest rate on the leases is approximately 8%. Due to prepayment penalties, we do not expect to pre-pay these leases. We paid $8 in interest expense in the year ended December 31, 2006. We expect to pay $3 in interest expense in 2007 and less than $1 of interest expense in 2008.

The Company records rental expense on a straight-line basis over the base, non-cancelable lease terms. Any difference between the calculated expense and the amount actually paid are reflected as a liability in the accompanying consolidated balance sheet and totaled $1,812 and $978 at December 31, 2006 and 2005, respectively. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $4,254, $2,667, and $1,943, respectively.

Contractual Compensation Obligation

Effective July 1, 2002, the Company adopted its 2002 Management Incentive Plan (the “Plan”) under which the Company is obligated to make payments to senior management and key employees upon completion of certain significant transactions, including the sale of the Company or an initial public offering pursuant to the Securities Act of 1933. Under the Plan, certain key employees designated by the Company’s board of directors received cash

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

payments based on the aggregate net proceeds received by the Company and selling stockholders from the initial public offering. The Company paid $5,337 under the Plan upon the closing of our initial public offering on October 6, 2004. Payments of $77 and $320 were made in 2005 and 2006, respectively. The remaining payments of $629 will be made in 2007. The amounts expensed in 2004, 2005 and 2006 were $5,337, $342 and $342, respectively.

Litigation

The Company is, from time to time, a defendant or plaintiff in litigation related to claims arising out of its operations in the ordinary course of business. The Company believes that no claims should have a material adverse impact on its financial condition or results of operations.

6 — Equity and Stock Based Compensation

On August 5, 2004, the Company’s Board of Directors effected a 1 for 2.74 reverse stock split of the Company’s common and preferred stock. The financial statements have been retroactively restated for the effects of the reverse stock split. At this time, the Company only common stock issued and outstanding. Upon the conclusion of the Company’s initial public offering in October 2004, all preferred stock converted to common stock. Prior to the Company’s initial public offering we had granted warrants. None of the warrants were exercised and as of June 5, 2006, all previously issued warrants had expired.

Stock-Based Compensation Plans

The Company’s stock incentive plans provide for grants of options to purchase shares of common stock, awards of restricted stock, stock appreciation rights and stock units. Incentive stock options are generally granted to employees. Grants of nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The board of directors may amend or modify the 2004 stock incentive plan at any time, with stockholder approval, as required. All grants and awards are settled in equity and settled through the issuance of shares that have been authorized and were previously unissued.

2004 Stock Incentive Plan

The 2004 stock incentive plan was adopted by the Company’s board of directors in July 2004 and, following stockholder approval, became effective upon the completion of the Company’s initial public offering. The 2004 stock incentive plan is administered by the board of directors or the compensation committee of the board and provides for the issuance of stock options at prices not less than 85% (110% if the award is issued to a 10% stockholder) of the fair market value at the date of issue. The 2004 stock incentive plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. Incentive stock options may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The board of directors may amend or modify the 2004 stock incentive plan at any time, with stockholder approval, as required.

Under the 2004 stock incentive plan, no participant may receive option grants, restricted shares, stock units, or stock appreciation rights for more than 180 shares total in any calendar year, or for more than 720 shares total in the first year of service. The number of shares reserved for issuance under the 2004 stock incentive plan will be increased on the first day of each fiscal year during the term of the plan, beginning January 1, 2006, by the lesser of 1,100 shares, 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or a number of shares determined by the board of directors. An aggregate of 2,759 options were reserved under the Plan, of which 720 options were available for future grant by the Board of Directors at December 31, 2006. On January 1, 2007, an additional 939,146 shares were added to the pool of available shares reserved under the 2004 Stock Incentive Plan.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In addition, all shares available for issuance under the Company’s 1998 stock incentive plan that ceased to be available for future grant under that plan upon completion of the Company’s initial public offering instead became available for issuance under the 2004 stock incentive plan. This includes shares subject to outstanding options under our 1998 stock incentive plan that expire, terminate or are cancelled before being exercised and unvested shares that are forfeited pursuant to that plan.

The Plan provides for the grant of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally vest 25% after one year of service and ratably over 36 months thereafter and have a maximum life of 10 years. Restricted stock units generally vest in three equal annual installments.

2004 Employee Stock Purchase Plan

The 2004 employee stock purchase plan was adopted by the Company’s board of directors in July 2004 and is intended to qualify under Section 423 of the Internal Revenue Code. A total of 225 shares of common stock have been reserved for issuance under the Company’s employee stock purchase plan. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each of the Company’s fiscal years from 2006 through 2014 by the lesser of 400 shares, 1.25% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year, or a number of shares determined by the board of directors. Under the plan, eligible employees may purchase common stock during the designated offering period through accumulated payroll deductions at a price equal to the fair market value less a pre-determined percentage on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less.

As of December 31, 2006, the 2004 employee stock purchase plan has yet to be implemented, no date has been set for implementation and there has been no activity associated with the plan.

Accounting for Stock Based Compensation

The following table reflects the pro forma net income and earnings per share for the years ended December 31, 2005 and 2004, had we elected to adopt the fair value approach of SFAS 123 as reported in the footnotes to the Company’s financial statements.

	Years Ended December 31,
	2005	2004

Net income as reported	$22,829	$8,324
Add: Stock-based compensation expense included in reported net income, net of related tax effects	882	1,774
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,250)	(2,153)

Pro forma net income	$21,461	$7,945

Basic earnings per share
As reported	$1.26	$1.39
Pro forma	$1.18	$1.33
Diluted earnings per share
As reported	$1.21	$0.55
Pro forma	$1.13	$0.53

The estimated weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $7.81, $3.67 and $5.31, respectively. In connection with the acquisition of Rapidtext on January 9,

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

2006, we converted previously vested and unvested Rapidtext options into approximately 10 PeopleSupport stock based awards. The fair value of the options acquired was estimated using the Black-Scholes model at $12.74 and their average exercise price is $1.93. All other options were granted at the fair market value. The fair value of each option was estimated on the date of grant using the following weighted average assumptions for grants for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Risk free interest rate	4.8%	4.2%	3.7%
Expected life (years)	4.5	4.4	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	53%	49%	31%
Fair value	$7.81	$3.67	$5.31

There are a number of assumptions and estimates used in calculating the fair value of options. These include the expected term of the option, the expected volatility and the risk free interest rate. These assumptions are included in the chart above. The basis for our expected volatility and expected term estimates is a combination of our historical information and the historical experiences of a peer group. The companies in the peer group were selected based upon their industry, operations, market capitalization, revenue and other factors. The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the option or award being valued. PeopleSupport does not currently pay a dividend nor does the Company expect to pay a dividend.

Stock option activity for the years ended December 31, 2004, 2005 and 2006 is summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Shares	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Exercisable	Price	Term	Value

Balance, at December 31, 2003	1,104	$1.01			495
Granted	460	5.59
Expired/Canceled	(41)	4.73
Forfeited	(62)	2.65
Exercised	(209)	0.50

Balance, at December 31, 2004	1,252	2.57	8.0	$9,268	450	$1.42	6.1	$3,839
Granted	962	8.39
Expired/Canceled	(18)	4.02
Forfeited	(205)	6.96
Exercised	(291)	1.01

Balance, at December 31, 2005	1,699	5.58	8.3	5,288	474	2.99	6.0	2,679
Granted	787	15.40
Acquired via Rapidtext acquisition	10	1.93
Expired/Canceled	(13)	8.74
Forfeited	(206)	7.72
Exercised	(329)	4.37

Balance, at December 31, 2006	1,948	$9.56	8.2	$22,383	591	$4.34	6.2	$9,878

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2006.

				Exercisable
	Outstanding Weighted Average			Weighted Average
		Remaining
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Year)	Price	Shares	Price

$ 0.03 - $ 0.19	122	1.82	$0.15	122	$0.15
0.41 - 0.41	225	6.65	0.41	147	0.41
1.15 - 6.85	130	6.16	6.04	89	5.83
7.23 - 7.23	318	8.80	7.23	88	7.23
7.69 - 8.63	271	8.82	8.50	84	8.36
9.09 - 11.24	240	8.73	10.35	50	9.93
11.91 - 11.91	180	9.57	11.91	0	0.00
12.17 - 12.17	22	9.39	12.17	11	12.17
18.35 - 18.35	372	9.82	18.35	0	18.35
20.77 - 20.77	66	9.94	20.77	0	0.00

Total	1,948	8.24	$9.56	591	$4.34

Stock based compensation expense was classified in the statement of operations as follows:

	Years Ended December 31,
	2006	2005	2004

Cost of revenues	$731	$271	$566
Selling, general & administrative	2,062	611	1,208

	$2,794	$882	$1,774

Restricted stock unit activity for the years ended December 31, 2005 and 2006 is summarized in the chart below. We did not have any outstanding restricted stock units in 2004.

		Wt. Avg.	Wt. Avg.	Aggregate
	Number	Value at	Time to	Intrinsic
	of Shares	Grant	Vest	Value

Balance, at December 31, 2004	—
Awarded	54	$7.69
Forfeited	—
Released	—

Balance, at December 31, 2005	54	7.69	1.79	458
Awarded	148	15.14
Forfeited	(7)	7.49
Released and/or withheld for taxes(1)	(17)	7.67

Balance, at December 31, 2006	178	$13.90	$1.54	$3,747

(1)	PeopleSupport withheld 3 of the 17 restricted stock units that vested during the year ended December 31, 2006 to pay income taxes owed by the recipients.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

As of December 31, 2006 there was $6,370 and $1,709 of unrecognized compensation cost related to unvested stock options and restricted stock units, respectively. Those costs are expected to be recognized over a weighted-average period of 1.48 and 1.54 years, respectively. We expect to continue issuing new shares when our employees convert the options and restricted stock units to shares of common stock. At this time, we do not expect to re-purchase these shares on the open market.

	2006	2005	2004

Proceeds from stock options exercised	$1,375	$295	$104
Tax benefits related to stock options exercised	$747	—	—
Intrinsic value of stock options exercised	$3,337	$2,376	794

7 — Pension Plan

On December 7, 2006 a retiree benefit plan was approved for the Company’s wholly owned subsidiary, PeopleSupport (Philippines), Inc. The membership in the plan is automatic for all Philippine employees of the Company who are considered to have Regular Employment Status as of the effective date of the Plan. Prior to the approval of the plan, the Company had a statutory obligation to pay certain amounts which were recorded on the balance sheet as long-term liabilities and are reflected in the tables below.

Under the terms of the plan, retirees are classified as either Normal, Early or Late, defined as follows:

Normal Retirement.  The Normal Retirement Date of a Member shall be the first day of the month coincident with or next following his sixtieth (60th) birthday, provided he has served the Company for at least five (5) years of Credited Service. The Member’s Normal Retirement Benefit shall be a sum equal to one-half month salary for every year of Credited Service, a fraction of at least six (6) months being considered as one whole year.

Early Retirement.  Upon reaching the age of fifty (50) and with ten (10) years of service, a Member may retire and shall be entitled to an Early Retirement Benefit which shall be a sum equal to one-half month salary for every year of Credited Service, a fraction of at least six (6) months being considered as one whole year.

Late Retirement.  The Late Retirement Date of a Member shall be the first day of the month coincident with or next following his sixty fifth (65th) birthday, provided he has served the Company for at least five (5) years of Credited Service. The Member’s Normal Retirement Benefit shall be a sum equal to one-half month salary for every year of Credited Service, a fraction of at least six (6) months being considered as one whole year.

Summary of Financial Position

As of December 31, 2006, under the provisions of the plan a total of 7,631 active employees in the Philippines who were, on average 27 years old, were considered eligible participants. The average employee had been with us for just over one year and is expected to work for an additional 16 years. No employees are fully vested in the plan nor are there any retirees or other beneficiaries.

The actuarial calculations are presented in the following table. The difference between the Present Value of Defined Benefit Obligation at the end of 2005 compared to the beginning of 2006 is due to the change in the United States dollar to Philippine peso exchange rate. The actual number in Philippine pesos is 21,360. We used the exchange rates at December 31, 2006 and 2005, 49.045 and 53.090 respectively.

Summary of Membership Data

As of December 31, 2006 and 2005, the pension plan did not have any assets and the recognized liability, $1,236 and $342, respectively, was included in other long term liabilities in the accompanying consolidated balance

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

sheets. No payments were made from the plan in 2005 or 2006. We expect to make payments totalling approximately $15 over the next five years.

	Years Ended December 31,
Reconciliation of Liabilities	2006	2005

Present value of defined benefit obligation at beginning of year	$402	$172
Effect of exchange rate	34	—
Interest cost	46	18
Current service cost	258	179
Curtailment	(345)	—
Actuarial loss	841	33

Present value of defined benefit obligation at end of year	$1,236	$402

Funded Status
Plan Assets less than pension benefit obligations	$(1,236)	$(402)
Unrecognized Net Transition Obligation	23	27
Unrecognized Net Gains	533	33

Net Amount Recognized	$(680)	$(342)

Accumulated Benefit Obligation	$188	$52

The following assumptions were used to calculate the Philippine Pension obligation:

	Non-U.S. Pension Plans
Assumptions	2006	2005

Discount rate	7.5%	10.5%
Expected return on assets	n/a	n/a
Expected salary increase rate	7.5%	8.5%

Due to our lack of history, these assumptions are primarily based upon Philippine industry averages and Philippine economic data.

In January 2007, we began funding the Pension Plan with approximately $450. These funds are invested through a trustee with approximately $420 held in Philippine debt and equity securities and an investment of $30 in PeopleSupport Properties Philippines, Inc. (“PSPPI”) See Note 15.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

8 — Income Taxes

The components of the benefit for income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$615	$137	$(23)
State	254	67	(11)

	869	204	(34)

Deferred:
Federal	930	(12,050)	(6,529)
State	(1,893)	(219)	(300)

	(963)	(12,269)	(6,829)

Total provision (benefit)	$(94)	$(12,065)	$(6,863)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	2.6	(0.9)	(0.8)
Difference between foreign tax rates and U.S. tax rates	(31.6)	(16.6)	(86.6)
Other	0.0	(0.8)	7.6
Stock-based compensation from ISOs	3.5	2.9	42.5
Change in valuation allowance	(10.2)	(131.7)	(467.4)

	(0.7)%	(112.1)%	(469.7)%

Income/(loss) before income taxes is as follows:

	Years Ended December 31,
	2006	2005	2004

Domestic	$1,374	$5,667	$(2,156)
Foreign	12,684	5,097	3,617

Total	$14,058	$10,764	$1,461

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The primary components of temporary differences which give rise to the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Years Ended
	December 31,
	2006	2005

Net deferred tax asset:
Net operating loss and credit carryforwards	$20,253	$21,693
Depreciation/amortization	(38)	—
Reserves and allowances	775	181
Stock based compensation	327	—
Other	—	28
Federal effect of state tax	(1,057)	(425)
Less: valuation allowance	—	(2,200)

	$20,260	$19,277

As of December 31, 2006, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $48,241 and $34,325, respectively. The federal and state net operating loss carryforwards begin to expire in the years 2020 and 2012, respectively. The Company’s ability to use the net operating loss carryforwards is subject to limitations under Section 382 of the U.S. Internal Revenue Code. Based upon the Company’s analysis, management does not believe that these limitations will affect the ability to use these carryforwards. During the year ended December 31, 2006, the Company released the remaining California deferred tax asset valuation allowance, as it was determined that it is more likely than not that the deferred tax assets will provide future tax benefits.

The Company is currently the beneficiary of tax holiday incentives in the Philippines and Costa Rica. The Philippine income tax holidays have durations of four to six years, with the possibility of two to three year extensions. The tax holidays expire at staggered dates beginning in 2006 and ending in 2008, unless extended. Philippine tax rates will then apply to the income earned by the Company’s Philippines subsidiary. The estimated statutory income tax rate in the Philippines for the year ended December 31, 2005 and 2006 would have been 35% or 5% on gross income with respect to income derived from activities covered by our registration with the Philippines Export Zone Authority.

For the years ended December 31, 2006 and 2005, we estimate the benefit of the tax holidays in the Philippines and Costa Rica to be $4,614 and $2,400 respectively, or on both a basic and diluted per share basis, $0.24 and $0.13.

A deferred U.S. tax liability has not been provided on the unremitted earnings of our Philippine or Costa Rican subsidiaries because it is the intent of the Company to permanently reinvest these earnings in each country. Undistributed pre-tax earnings of our subsidiaries, which have been or are intended to be permanently invested in accordance with APB No. 23, “Accounting for Income Taxes — Special Areas,” aggregated approximately $3,795, $8,892 and $21,576 at December 31, 2004, 2005 and 2006, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would accrue the applicable amounts of taxes associated with such earnings using the effective federal tax rate at the time of repatriation.

9 — Public Offerings

On October 6, 2004, the Company completed its initial public offering, resulting in net proceeds of $31,570. In November 2006, the Company completed a secondary offering that raised a net total of $90,887 through the issuance of 4,830 shares of common stock. At this time, the Company still has an open shelf registration statement under which it may offer up to an additional $3,400 of securities.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

10 — Geographic and Segment Information

The Company operates as two business segments: customer management services and transcription and captioning services. Our transcription and captioning service segment is not separately presented as it currently represents less than ten percent of the combined revenues and substantially less than ten percent of profit and assets of the total reported operating segments. Substantially all of the Company’s revenue was derived from U.S.-based companies, denominated in U.S. dollars and recognized by the U.S. entity. In October 2006, our Philippine subsidiary began signing contracts directly with clients.

	Years ended
	December 31,
	2006	2005

Revenues:
U.S.	$104,323	$62,124
Philippines	5,796	—
Costa Rica	—	—

Total	$110,119	$62,124

The composition of the Company’s long-lived assets and depreciation and amortization between those in the United States, the Philippines and Costa Rica are set forth below.

	As of
	December 31,
	2006	2005

Long-lived assets:
U.S
Property and equipment, net	$3,701	$1,312
Goodwill	7,311	—
Intangibles	732	—
Philippines
Property and equipment, net	16,557	9,310
Goodwill	—	—
Intangibles	112	—
Costa Rica
Property and equipment, net	1,822	—
Goodwill	—	—
Intangibles	—	—

Total	$30,235	$10,622

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Depreciation and amortization:
U.S
Property and equipment, net	$1,506	$1,005	$1,376
Goodwill	—	—	—
Intangibles	140	—	—
Philippines
Property and equipment, net	5,526	3,409	2,551
Goodwill	—	—	—
Intangibles	25	—	—
Costa Rica
Property and equipment, net	270	—	—
Goodwill	—	—	—
Intangibles	—	—	—

Total	$7,467	$4,414	$3,927

11 — Quarterly Financial Data (Unaudited)

Summary unaudited quarterly financial data for fiscal 2006 and 2005 is as follows:

	2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenues	$23,047	$25,947	$30,117	$31,008
Income from operations	3,353	3,594	3,973	810
Net income(1)	2,874	3,808	3,512	3,958
Basic income per share	$0.16	$0.21	$0.19	$0.19
Diluted income per share	$0.15	$0.20	$0.18	$0.18

	2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenues	$14,056	$14,739	$16,317	$17,012
Income from operations	2,568	1,952	2,597	2,306
Net income(2)	2,756	2,239	5,513	12,321
Basic income per share	$0.15	$0.12	$0.30	$0.67
Diluted income per share	$0.15	$0.12	$0.29	$0.65

(1)	During the year ended December 31, 2006 we assessed the deferred tax asset valuation allowance each quarter and decreased the allowance by $0.5 million and $1.0 million in the second and fourth quarters. The allowance was increased in the third quarter by $0.1 million, resulting in a net effect for all of 2006 of $1.4 million.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

(2)	During the year ended December 31, 2005, we assessed the deferred tax asset valuation allowance each quarter and released $0.7 million, $0.4 million, $3.2 million and $10.3 million in the first, second, third and fourth quarters, respectively.

Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

12 — Material Fourth Quarter Adjustments

During the quarter ended December 31, 2006, the Company recorded several adjustments that impacted income before income taxes as follows: additional amortization expense of $0.4 million related to software licenses, an increase to the allowance for doubtful accounts of approximately $0.4 million and approximately $0.2 million of sales credits and customer concessions.

Approximately $0.6 million of the above adjustments relate to various periods prior to the fourth quarter of fiscal 2006 but are not material to any prior period affected.

13 — Credit Agreements

In July 2006, the Company entered into a loan agreement with Citibank (West), FSB that provides a revolving line of credit for general corporate purposes and allows the Company to borrow up to $25,000 from time to time as needed. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest, at the Company’s election, either at the prime rate minus .25% or at LIBOR plus .65%. The Company has no borrowings outstanding under the Loan Agreement as of December 31, 2006.

14 — Rapidtext Acquisition

On January 9, 2006, the Company expanded into a new BPO market by acquiring all of the outstanding capital stock of Rapidtext, Inc. (“Rapidtext”), a privately held transcription and captioning service company based in Newport Beach, CA. The Company paid $8,968 in cash from existing cash reserves and assumed $22 worth of unvested stock options. The purchase price includes transaction costs of approximately $525. As part of the purchase agreement, $1,300 of cash was held in escrow to satisfy indemnification obligations. In addition, there was a net working capital holdback of $350. An earnout provision could have resulted in the issuance of up to 113 shares valued at purchase at approximately $966. Rapidtext did not meet the earnout provisions and no additional shares were issued.

The Company’s allocation of purchase price for the acquisition is as follows:

Description	Value

Net current assets	$1,261
Property, plant and equipment	195
Noncurrent other assets	249
Net current liabilities	(749)
Long term capital leases	(140)

Estimated fair value, net assets acquired	820
Goodwill	7,310
Other intangible assets	860

Total purchase price	$8,990

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The intangible assets of $860 are comprised of customer lists, non-compete agreements, internally developed software, and trademarks and tradenames. Intangible assets associated with the Rapidtext acquisition are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill has an indefinite life and is not amortized. The Company does not expect to deduct goodwill for tax purposes. The intangible assets are amortized using the straight line method over their estimated useful lives of six years. This will result in annual amortization expenses of approximately $143 through 2011. In the fourth quarter of 2006, we performed our annual impairment test of goodwill and other intangible assets. In accordance with SFAS 142, we used undiscounted cash flow projections and determined that no impairment exists.

Intangible Assets	Value

Customer list	$500
Non-compete agreements	200
Software	60
Trademarks/Tradenames	100

Total	$860

Results subsequent to the acquisition of Rapidtext are included in the Company’s consolidated financial statements for the year ended December 31, 2006.

Pro Forma Financial Data (unaudited)

The following selected unaudited pro forma consolidated results of operations are presented as if the Rapidtext acquisition had occurred as of January 1, 2005, after giving effect to certain adjustments. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the businesses operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisition. Amounts are not shown for 2006 as, due to the effective date of the acquisition, the pro forma results of operations would not be materially different from the actual results.

Year Ended
December 31, 2005

Pro forma revenue	$71,814
Pro forma net income	$23,047
Pro forma basic income per share	$1.27
Pro forma diluted income per share	$1.22
Pro forma basic weighted average shares outstanding	18,165
Pro forma diluted weighted average shares outstanding	18,919

15 — Related Party Transactions

With the acquisition of Rapidtext by the Company on January 9, 2006 (see Note 13), Jerome Woods, the founder of Rapidtext, was made an officer of the Company. In addition, Mr. Woods is a co-owner of a building rented to a Rapidtext subsidiary. At the time of the acquisition, the Company signed a three year agreement to continue to lease approximately 10,000 square feet of office space in Burbank, CA. Under the terms of the agreement, the Company pays rent of approximately $10 per month, which the Company believes to be the market rate for the area. The lease will expire in February 2009 and may be terminated on six months written notice at any time by the Company. The lease was approved by both management and the Board of Directors. The obligations under the acquired leases have been included in the Company’s contractual obligations as described in Note 5.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

16 — Subsequent Events

In December 2006, the Company created a joint venture between PSPI and the Company’s newly created pension plan. The new company, PeopleSupport Properties Philippines, Inc. (“PSPPI”), was created in such a way that it is legally able to own property in the Philippines and, on January 11, 2007, acquired a 29,000 square foot property in metropolitan Manila for approximately $6,800. The Company intends to build an outsourcing facility on the property. On January 26, 2007 PeopleSupport Properties acquired a second parcel of land for approximately $1,200. This property is located in Cebu and is approximately 39,000 square feet. The Company intends to build an outsourcing facility on this property. PeopleSupport Properties did not have any income or expenses in 2006. As of December 31, 2006, the investment by the pension plan in PeopleSupport Properties Philippines, Inc., is shown as a minority interest on the accompanying consolidated balance sheet.

In February 2007, the Company purchased approximately $60,000 of forward contracts to purchase Philippine pesos at approximately 49 pesos per United States dollar. The Company will post a gain if the peso appreciates and a loss if the peso depreciates. These contracts have not been designated as a hedge and, therefore, will be marked to market at the end of each period with the gain or loss recognized as other income. As of January 31, 2007, the Company had an unrecognized gain of approximately $200.

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

/s/ LANCE ROSENZWEIG Lance Rosenzweig	President, Chief Executive Officer (Principal Executive Officer), Secretary and Chairman of the Board of Directors	March 16, 2007

/s/ CAROLINE ROOK Caroline Rook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ ADAM BERGER Adam Berger	Director	March 16, 2007

/s/ C. LARRY BRADFORD C. Larry Bradford	Director	March 16, 2007

/s/ MICHAEL EDELL Michael Edell	Director	March 16, 2007

/s/ GEORGE ELLIS George Ellis	Director	March 16, 2007

/s/ FRANK PERNA Frank Perna	Director	March 16, 2007

/s/ JOE ROSE Joe Rose	Director	March 16, 2007