Form 10-K/A
period 2006-12-31
PeopleSupport, Inc.
filed 2007-04-05
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1 to

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

As of April 4, 2007, 23,534,217 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Explanatory Note

PeopleSupport, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 solely for the purpose of changing the date of the consent filed as Exhibit 23.1 and placing conformed signatures on Exhibit 24 which were inadvertently omitted from the original filing. Except for these changes to the exhibits, no other information included in the Annual Report on Form 10-K for the year ended December 31, 2006 is amended by this Amendment No. 1 on Form 10-K/A. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 5, 2007.

PEOPLESUPPORT, INC.

By:	/s/ LANCE ROSENZWEIG
Lance Rosenzweig
Chief Executive Officer, and
Chairman of the Board of Directors