Form 10-Q
period 2007-03-31
PeopleSupport, Inc.
filed 2007-05-10
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-115328

PeopleSupport, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	95-4695021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock outstanding as of May 7, 2007 was 23,557,687 shares.

PEOPLESUPPORT, INC.

FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$57,956	$80,880
Marketable securities	39,341	39,520
Accounts receivable, net of allowances of $1,485 and $947, respectively	27,059	18,127
Deferred tax assets	1,888	1,888
Prepaid expenses and other current assets	5,510	5,745

Total current assets	131,754	146,160
Property and equipment, net	33,960	22,080
Marketable securities	27,149	20,133
Deferred tax assets	18,668	18,372
Goodwill and other intangible assets	8,393	9,181
Other long-term assets	2,471	1,665

Total assets	$222,395	$217,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,205	$7,389
Accrued liabilities	10,407	9,963
Deferred revenue	5,492	4,515
Other current liabilities	84	106

Total current liabilities	21,188	21,973
Deferred rent	2,041	1,812
Other long-term liabilities	1,146	1,347

Total liabilities	24,375	25,132

Commitments and contingencies (Note 12)
Minority interest	—	29
Stockholders’ equity:
Common stock; $0.01 par value; authorized 87,000 shares; 23,528 and 23,479 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	23	23
Additional paid-in capital	209,282	208,044
Accumulated deficit	(12,200)	(16,062)
Accumulated other comprehensive income	915	425

Total stockholders’ equity	198,020	192,430

Total liabilities and stockholders’ equity	$222,395	$217,591

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$33,597	$23,047
Cost of revenues (exclusive of depreciation and amortization expense shown below)	23,531	13,482
Selling, general and administrative expenses	6,522	4,926
Depreciation and amortization expense	2,462	1,286

Income from operations	1,082	3,353
Interest income	(1,474)	(419)
Other income	(1,123)	(23)

Income before benefit/provision for income taxes	3,679	3,795
(Benefit)/provision for income taxes	(184)	921

Net income	3,863	2,874
Foreign currency translation gains	(370)	(258)
Unrealized holding (gains)/losses on marketable securities	(111)	34
Minimum pension liability adjustment	(9)	—

Comprehensive income	$4,353	$3,098

Basic earnings per share	$0.16	$0.16
Diluted earnings per share	$0.16	$0.15
Basic weighted average shares outstanding	23,500	18,422
Diluted weighted average shares outstanding	24,289	19,154

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006

OPERATING ACTIVITIES
Net income	$3,863	$2,874
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	2,462	1,286
Provision for doubtful accounts	589	8
Stock-based compensation	1,156	489
Amortization of deferred compensation costs	86	85
Deferred income taxes	(410)	957
Tax benefits from employee stock option exercises	(37)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(9,520)	(3,497)
Prepaid expenses and other assets	425	4
Accounts payable and accrued liabilities	(1,564)	2,614
Deferred rent	217	87
Deferred revenue	958	621

Net cash (used in)/or provided by operating activities	(1,775)	5,512
INVESTING ACTIVITIES
Proceeds from sale of marketable securities	39,303	—
Purchases of property and equipment	(14,306)	(2,750)
Purchases of marketable securities	(46,140)	(4,000)
Acquisitions, net of cash received	—	(8,967)

Net cash used in investing activities	(21,143)	(15,717)
FINANCING ACTIVITIES
Payments of capital lease obligation	(14)	(57)
Tax benefits from employee stock option exercises	37	16
Net proceeds from the exercise of stock options	143	96
Public offering costs	(168)	—

Net cash (used in)/provided by financing activities	(2)	55
Effect of exchange rate changes on cash	(4)	16

Net decrease in cash and cash equivalents	(22,924)	(10,134)
Cash and cash equivalents, beginning of period	80,880	27,760

Cash and cash equivalents, end of period	$57,956	$17,626

NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized holding gains/(losses) on marketable securities	$111	$(34)
Construction in progress costs incurred but not paid	75	893
Non-cash tax benefit from disqualifying dispositions	112	48

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1.	Description of Business

PeopleSupport, Inc. was incorporated in the state of Delaware on July 2, 1998 and is a leading offshore business process outsourcing (BPO) provider that offers customer management, transcription and captioning and additional BPO services from its centers in the Philippines, Costa Rica and the United States. PeopleSupport’s services are designed to reduce costs, improve performance and increase revenues by delivering high quality, value-added, multilingual voice and text services. A majority of PeopleSupport’s services are performed in the Philippines, where we believe PeopleSupport is one of the largest outsourcing companies, employing more than 8,500 college-educated, fluent English speaking personnel. Headquartered in Los Angeles, California, with more than 9,200 employees worldwide, PeopleSupport serves clients in a variety of industries, such as travel and hospitality, financial services, technology, telecommunications, consumer products, healthcare and insurance, law enforcement, entertainment and education.

In this report, all references to “us,” “we,” “our” and “our Company” refer to PeopleSupport, Inc. and its subsidiaries.

Note 2.	Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2007, and for the three months ended March 31, 2007 and 2006, is unaudited. The balance sheet data at December 31, 2006 is derived from the audited consolidated financial statements for the year ended December 31, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses and write-offs of accounts receivable, which amounted to $1,485 and $947 at March 31, 2007 and December 31, 2006, respectively. This allowance is our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, in addition to any credit matters we are aware of with specific customers. The allowance is reviewed monthly to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when it is probable the receivable will not be collected.

Our revenue is concentrated among a small number of clients. Please see Note 3.

We recently purchased forward foreign currency contracts between the Philippine peso and U.S. dollar. Changes in the value Philippine peso to U.S. dollar exchange rate could have a significant impact on our financial statements. Please see Note 9 for additional information.

Revenue Recognition

Implementation fees include revenues associated with new customers that are deferred and recognized ratably over the life of the contract. Session fees, including revenues associated with voice, email and live help transactions and with hosting and maintaining software applications for customer service, are recognized as these services are provided. Revenues are recognized when there are no significant Company obligations remaining, fees are fixed and determinable and collection of the related receivable is reasonably assured.

Cost of Revenues

Cost of revenues consists primarily of employee-related costs associated with the services rendered on behalf of a client, as well as telecommunications costs, information technology costs associated with providing services and facilities support related to the operation of outsourcing and data centers and consulting services.

Impairment of Long-lived Assets

Long-lived assets, including fixed assets and intangibles, are reviewed for impairment annually. An undiscounted cash flow analysis is utilized to determine whether impairment has occurred. If impairment is determined, the asset is written down to its estimated fair value. The estimation of future cash flows and fair values involves considerable management judgment. This analysis is performed in the fourth quarter of each year unless indicators of impairment become evident at an earlier date.

Goodwill, Intangible Assets, Long-lived Assets and Investments

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill and other indefinite-lived intangible assets be tested for impairment on an annual basis. In assessing the recoverability of goodwill and other indefinite-lived intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

To determine the fair value, we generally use a present value technique (discounted cash flow). The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of such goodwill and other indefinite-lived assets each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. The annual impairment analysis conducted in the last quarter of 2006 determined that none of these assets were impaired.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Stock-based Compensation Expense

Stock-based compensation expenses are accounted for in accordance with SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock units based on estimated fair values on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Note 3.	Concentration of Revenue

Our revenue is concentrated among a small number of clients. Revenue and accounts receivable from our largest clients for the periods ending March 31, 2007 and 2006, were as follows:

	As of and for the
	Three Months Ended
	March 31,
	2007	2006	2007	2006
	% of revenue		% of A/R, net

Customer A	17%	20%	22%	12%
Customer B	16	0	20	1
Customer C	15	17	13	21
Customer D	10	5	8	6
Customer E	8	14	10	19
Customer F	7	10	3	3

Note 4.	Cash, Cash Equivalents and Marketable Securities

The following tables summarize the value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of March 31, 2007 and December 31, 2006.

As of March 31, 2007, our holdings were as follows:

					Short Term	Long Term
	Amortized	Unrealized	Market	Cash & Cash	Marketable	Marketable
	Cost	(Gains)/Losses	Value	Equivalents	Securities	Securities

Cash and cash equivalents	$57,956	$—	$57,956	$57,956	$—	$—
Government bonds	32,993	(28)	32,965	—	24,974	7,991
Corporate bonds	19,122	7	19,129	—	14,367	4,762
Mortgage backed securities	13,403	(3)	13,400	—	—	13,400
Preferred stock	1,000	(4)	996	—	—	996

Total	$124,474	$(28)	$124,446	$57,956	$39,341	$27,149

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

As of March 31, 2007, our holdings matured as follows:

			Mortgage
	Corporate	Government	Backed
Maturities	Bonds	Bonds	Securities	Preferred Stock	Total

1 year	$14,367	$24,974	$—	$—	$39,341
1 to 5 years	4,762	7,746	671	996	14,175
5 to 10 years	—	245	193	—	438
10+ years	—	—	12,536	—	12,536

Total	$19,129	$32,965	$13,400	$996	$66,490

As of December 31, 2006, our holdings were as follows:

					Short Term	Long Term
	Amortized	Unrealized	Market	Cash &	Marketable	Marketable
	Cost	Losses	Value	Equivalents	Securities	Securities

Cash and Cash Equivalents	$80,880	$—	$80,880	$80,880	$—	$—
Government Bonds	33,992	(77)	33,915	—	24,942	8,973
Corporate Bonds	16,184	(9)	16,175	—	14,578	1,597
Mortgage Backed Securities	9,615	(52)	9,563	—	—	9,563

Total	$140,671	$(138)	$140,533	$80,880	$39,520	$20,133

As of December 31, 2006, our holdings matured as follows:

			Mortgage
	Corporate	Government	Backed
Maturities	Bonds	Bonds	Securities	Total

1 year	$14,578	$24,942	$—	$39,520
1 to 5 years	1,597	8,729	—	10,326
5 to 10 years	—	244	715	959
10+ years	—	—	8,848	8,848

Total	$16,175	$33,915	$9,563	$59,653

Note 5.	Comprehensive Income

The components of comprehensive income are as follows:

	Foreign	Unrealized
	Currency	Loss on	Additional Pension
	Items	Securities	Liability	Total

Balance, December 31, 2006	$1,127	$(146)	$(556)	$425
Quarterly change	370	111	9	490

Balance, March 31, 2007	$1,497	$(35)	$(547)	$915

Note 6.	Computation of Earnings Per Share

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

The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive:

	Three Months Ended
	March 31,
	2007	2006

Options	466	108
Common stock warrants	—	4

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$3,863	23,500	$0.16	$2,874	18,422	$0.16
Effect of dilutive securities:
Options	—	722		—	656
Restricted Stock Units	—	67			76

Income available to common stockholders	$3,863	24,289	$0.16	$2,874	19,154	$0.15

Note 7.	Equity-Based Compensation

The Company’s stock incentive plans provide for grants of options to purchase shares of common stock, awards of restricted stock, stock appreciation rights and stock units. Incentive stock options are generally granted to employees. Except for options exchanged in acquisitions, all options have been issued with a strike price equal to the fair market value of the option on the day of grant. The chart below shows some of the other financial impacts of stock options on our financial statements.

	Three Months
	Ended
	March 31,
	2007	2006

Net proceeds from stock options exercised	$143	$96
Tax benefits related to stock options exercised	37	16
Intrinsic value of stock options exercised	481	288

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The table below summarizes the option activity during the quarter ended March 31, 2007.

	Stock Options
		Weighted	Weighted
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance at December 31, 2006	1,948	$9.56	8.2	$22,383
Granted	117	20.95
Forfeited	(76)	10.77
Expired	(1)	7.77
Exercised	(42)	5.73

Balance at March 31, 2007	1,946	$10.38	8.1	$6,619

At March 31, 2007, 646 options were exercisable. Those options had an average exercise price of $4.81, an average remaining contractual term of 6.2 years and an aggregate intrinsic value of $4,430. During the period ended March 31, 2007, the weighted average fair value of options granted was $9.85.

The table below summarizes the restricted stock unit activity for the quarter ended March 31, 2007.

	Restricted Stock Units
		Wt. Avg.	Weighted
	Restricted	Value of	Remaining	Aggregate
	Stock Units	Awards	Contractual	Intrinsic
	Outstanding	at Grant	Term	Value

Balance at December 31, 2006	178	$13.90	1.5	$3,747
Granted	32	20.95
Canceled	(1)	8.63
Released	(14)	9.91

Balance at March 31, 2007	195	$15.45	1.5	$2,279

As of March 31, 2007, $6,018 of unrecognized compensation cost, net of expected forfeitures, related to unvested share-based compensation awards is expected to be recognized over a weighted average recognition period of one and one half years.

Stock based compensation expense was classified in the statement of operations as follows:

	Three Months Ended
	March 31,
	2007	2006

Cost of revenues	$402	$109
Selling, general & administrative	754	380

	$1,156	$489

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 8.	Pension Plan

The components of net periodic benefit cost for our statutory Philippine pension plan are as follows:

Period Ended
March 31,
2007

Service cost	$197
Interest cost	23
Expected return on plan assets	—
Unrecognized net actuarial loss	7

Net periodic benefit cost	$227

During the quarter ended March 31, 2007, we contributed $468 into the pension plan. We currently expect to make additional contributions of approximately $500 to the pension plan during fiscal 2007.

Note 9.	Forward Foreign Currency Contracts

In January 2007, we began entering into foreign currency forward contracts between the U.S. dollar and Philippine peso that expire ratably throughout the year. While these contracts are not designated as hedges, we entered into these derivative contracts to partially offset the effect of the declining value of the U.S. dollar against the Philippine peso. Because all of our revenue is denominated in U.S. dollars and a majority of our expenses are denominated in Philippine pesos, a decline in the value of the dollar relative to the peso adversely impacts our operating margins and overall profit. The contracts are accounted for in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that derivative contracts not designated as hedges be marked to market with gains and losses of both open and closed contracts recorded in other income. The gain or loss as of the end of the reporting period for open contracts is also recorded as an asset or a liability.

As of March 31, 2007, $55,000 of the contracts were outstanding and $10,000 worth of contracts had been settled. The settled contracts resulted in a gain of $137 and the open contracts resulted in a gain of $806. The total amount recorded as other income due to our forward contracts is $943. In addition, the open contracts are recorded as an asset on our balance sheet of $806. The average exchange rate of both our settled and open contracts is approximately 49 Philippine pesos for each U.S. dollar. Based on the value of open contracts as of March 31, 2007, a 1% change in the value of the Philippine peso compared to the U.S. dollar would impact other income/expense by $550.

Note 10.	Income Taxes

For the period ended March 31, 2007, the Company generated pretax income on a worldwide basis while recording a tax benefit from a loss in the U.S. We recorded a benefit because we increased our mix of income in countries with tax holidays resulting in a U.S. tax loss and a corresponding tax benefit in the U.S. Also, based on our projected income available to offset our California net operating loss carryovers, we established a California valuation allowance that resulted in a net decrease of the tax benefit recorded during the period ended March 31, 2007 of $200. As a result of the tax benefit from the tax loss in the U.S. which was partially offset by the increase in the California valuation allowance, we recorded a tax benefit of $184 on pretax income of $3,679 and increased our deferred tax assets by $296. Currently, our deferred tax assets total $20,556 and consist primarily of U.S. federal and California net operating loss carryovers that expire from 2012 to 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a quarterly basis.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Accounting for Uncertainty in Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. No adjustments were required upon the adoption of FIN 48.

We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Note 11.	Segment and Geographic Information

The Company operates as two business segments: customer management services and transcription and captioning services. Our transcription and captioning service segment is not separately presented as it currently represents less than ten percent of the consolidated revenues, assets and profit of the Company. Substantially all of the Company’s revenue was derived from U.S.-based companies, is denominated in U.S. dollars and recognized by the U.S. entity.

	Periods Ended
	March 31,
	2007	2006

Revenues:
U.S.	$28,470	$23,047
Philippines	5,127	—

Total	$33,597	$23,047

The composition of the Company’s long-lived assets and depreciation and amortization between those in the United States, the Philippines and Costa Rica are set forth below.

	As of
	March 31,
Long-Lived Assets, Net:	2007	2006

U.S.
Property and equipment	$4,909	$2,698
Goodwill	7,628	8,262
Intangibles	685	832
Philippines
Property and equipment	27,370	10,051
Intangibles	80	106
Costa Rica
Property and equipment	1,681	—

Total	$42,353	$21,949

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Periods Ended March 31,
Depreciation and Amortization, Net:	2007	2006

U.S.
Property and equipment	$478	$281
Intangibles	28	20
Philippines
Property and equipment	1,805	977
Intangibles	8	8
Costa Rica
Property and equipment	143	—

Total	$2,462	$1,286

Note 12.	Commitments and Contingencies

Leases

The following summarizes our contractual obligations at March 31, 2007, all of which represent operating lease payment obligations.

Operating
Years Ending December 31,	Lease

2007	$3,839
2008	5,320
2009	3,930
2010	4,191
2011	4,208
Thereafter	16,234

Total	$37,722

Year to date rent payments of $1,427 have not been included in the remaining obligation for the current year.

Note 13.	Property Company

In 2007, PeopleSupport Properties Philippines Inc. (“PeopleSupport Properties”), a Philippine corporation owned 40% by PeopleSupport Philippines and 60% by a statutorily required pension trust established for the benefit of PeopleSupport’s Philippine employees, acquired two undeveloped properties, one in Manila and one in Cebu, for a total of $8,966. PeopleSupport loaned the money to purchase the land to PeopleSupport Properties. PeopleSupport is considered to have a controlling interest in PeopleSupport Properties and its financial information is consolidated into PeopleSupport’s financial statements. To the extent PeopleSupport Properties operates at a loss, no minority interest will be shown in the financial statements. As of March 31, 2007, PeopleSupport Properties had recorded cumulative net losses.

Note 14.	Line of Credit

In July 2006, we entered into a loan agreement that provides a revolving line of credit for general corporate purposes and allows us to borrow up to $25,000. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest at either the prime rate minus .25% or at LIBOR plus .65%. We do not have any borrowings outstanding under the loan agreement as of this time.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 15.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our Consolidated Financial Statements and expect to complete this evaluation in 2007.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including, without limitation, statements about our expectations regarding our revenues, our clients, our expenses, our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing. We generally identify forward-looking statements by using such terms as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, our dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets we serve, our ability to manage our growth, the risks associated with our operations in the Philippines and Costa Rica, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in this report and in our latest report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These forward-looking statements represent our estimates and assumptions only as of the date of this report and, unless required by law, we undertake no obligation to update or revise these forward-looking statements. You should, however, review the factors and risks we describe in other reports and registration statements that we file from time to time with the SEC.

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

Overview

We are a leading provider of offshore BPO services, including, customer management, transcription and captioning and other BPO services. These services are primarily provided from our facilities in the Philippines and, to a lesser extent, from our facilities in Costa Rica and the United States. We provide customer management services to clients in the travel and hospitality, financial services, technology, telecommunications and consumer products industries, and transcription and captioning services in the healthcare and insurance, law enforcement, entertainment and education markets.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

Sources of Revenues

For the three months ended March 31, 2007, we derived a majority of our revenue from fees, which include:

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

Substantially all of our revenue consisted of time-delineated or production-based fees. For the three month periods ended March 31, 2007 and 2006, approximately 5% of our revenue was comprised of implementation and training fees. For the three month periods ended March 31, 2007 and 2006, substantially all of our revenue was derived from U.S.-based clients.

Historically, revenue has been concentrated among three clients. This concentration has been declining, and for the three months ended March 31, 2007 and 2006, our three largest clients collectively accounted for 48% and 51% of our revenue, respectively. For the three months ended March 31, 2006, our three largest clients were Expedia, EarthLink and Vonage. For the three months ended March 31, 2007, our three largest clients were Expedia, Washington Mutual and EarthLink.

Key Expense Categories

Cost of revenues.  Cost of revenues consist primarily of salaries, payroll taxes and employee benefit costs paid to the professionals we employ in the Philippines, Costa Rica and the United States. Employee costs, which account for approximately two-thirds of our cost of revenues, are paid in the local currency. Because our revenue is in U.S. dollars and most employee related costs are paid in the local currency, we are exposed to the risk of foreign currency fluctuations. Recently, the Philippine peso has strengthened against the dollar, resulting in increased costs. While we are not certain if this strengthening will continue, we have entered into forward currency contracts in an attempt to offset the impact of changes in the Philippine peso to U.S. dollar exchange rate.

With the acquisition of the U.S.-based Rapidtext and our expansion into Costa Rica, we are now operating in regions with a higher wage structure than the Philippines which increased our compensation expense. Because the Costa Rican colónes to U.S. dollar exchange rate has been relatively stable and a relatively small percentage of our expenses are denominated in colónes, we have not entered into, nor do we expect to enter into, any forward contracts with respect to the Costa Rican colónes to U.S. dollar exchange rate.

The non-employee related portion of our cost of revenues includes telecommunications costs, information technology costs, rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers, and consulting services related to our customer management consulting group in the United States. Cost of revenues do not include depreciation of assets used in the production of revenue.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, costs associated with Sarbanes-Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences and other brand building and advertising) and other corporate expenses. Selling, general and administrative expenses increased in the three months ended March 31, 2007, as compared with selling, general and administrative expenses for the three months ended December 31, 2006. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth of our business and operations. Because of our growth we continue to invest in both capital and personnel in order to meet our growing infrastructure needs. While we have recently been able to leverage selling, general and administrative expenses and

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

achieve economies of scale, during this period of investment and growth our expenses may precede the associated revenue.

Depreciation and amortization.  We currently purchase substantially all of our equipment. We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of assets, which range from one to seven years. We depreciate leasehold improvements on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. We amortize intangible assets on a straight-line basis over the useful life of the asset. If the actual useful life of any such asset is less than the estimated life, we would record additional expense or a loss on disposal to the extent the net book value of such asset is not recovered upon sale.

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

Revenues and Deferred Revenue Recognition

Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” (“SAB 101”) and Staff Accounting Bulletin 104, “Revenue Recognition,” (“SAB 104”). SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

We generally recognize revenue from services as those services are performed and in accordance with signed client contracts. Certain implementation fees are recognized ratably over the life of the contract.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of March 31, 2007 and December 31, 2006, our balance sheets reflect $5.5 million and $4.2 million in deferred revenues, respectively.

Accounting for Stock-based Awards

During the three months ended March 31, 2007 and 2006, non-cash stock-based compensation expense was accounted for in accordance with SFAS 123(R). We use the Black-Scholes model to estimate the fair value of our share-based payment awards on the date of grant. The two key assumptions used in this calculation are the expected term of the option and the volatility of the company stock. Based upon a third party analysis, we estimate the expected term of our options to be 4.7 years. To estimate our volatility, we use a combination of both a peer group and our historical volatility. We estimated the volatility of our stock to be 51%. The expense included in the consolidated statement of operations for the three months ended March 31, 2007 and 2006, amounted to $1.2 and $0.5 million, respectively.

We issue both incentive and nonqualified stock options along with restricted stock units. Most equity awards granted to date have been incentive stock options.

Effective May 1, 2007, we expect to begin issuing restricted stock units to manager level employees and above in lieu of stock options. The awards of restricted stock units will also be accounted for in accordance with SFAS 123(R).

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

Accounting for Income Taxes

At March 31, 2007, we had U.S. and California net operating loss carry-forwards of approximately $51.4 million and $34.3 million, respectively, which may be used to offset future taxable income. The value of the carry-forwards is recorded on our balance sheet as deferred tax assets of $20.6. The U.S. carryforwards expire from 2020 to 2027 and the California carryforwards expire from 2012 through 2015. The deferred tax assets, have been partially offset by a deferred tax asset valuation allowance equal to the deferred tax assets that we do not believe are more likely than not to be used. During the three month period ended March 31, 2007, the Company assessed the deferred tax asset valuation allowance and determined that $0.2 million of the California state deferred tax asset would not be utilized. These amounts are subject to review and possible adjustment by tax authorities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a periodic basis.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted the provisions of FIN 48 effective January 1, 2007. At adoption, FIN 48 did not have any affect on our financial statements. See Note 10 for additional information.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our Consolidated Financial Statements and expect to complete this evaluation in 2007.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

Results of Operations

The following table shows the listed items from our consolidated statements of operations as a percentage of revenues for the periods presented (percentages may not aggregate due to rounding).

	Three Months Ended
	March 31,
	2007	2006

Revenues	100%	100%
Cost of revenues (exclusive of depreciation and amortization expense shown below)	70	58
Selling, general, and administrative expenses	20	21
Depreciation and amortization expense	7	6

Income from operations	3	15
Interest income	(4)	(2)
Other income	(3)	—

Income before benefit/provision for income taxes	11	16
(Benefit)/provision for income taxes	(1)	4

Net income	12%	13%

Three Months Ended March 31, 2007 compared with Three Months Ended March 31, 2006

Revenues

Our revenues increased $10.6 million, or 46%, to $33.6 million for the three months ended March 31, 2007 from $23.0 million for the three months ended March 31, 2006. This increase was primarily attributable to an increase of $6.2 million in revenue associated with services provided to new clients and an increase of $4.3 million in fees associated with a higher volume of services to existing clients. We believe this increase primarily resulted from the overall increase in the demand for outsourcing services and our ability to capture a larger share of our clients’ outsourcing needs. We expect revenue to continue to grow as the market for BPO services continues to expand.

Cost of Revenues

Our cost of revenues increased $10.0 million, or 75%, to $23.5 million for the three months ended March 31, 2007 from $13.5 million for the three months ended March 31, 2006. The increase was primarily attributable to the increase in revenue, the appreciation of the Philippine peso, decreased utilization due to increased buildouts and the unexpected decline and ultimate loss of one of our largest clients. We anticipate that these trends will continue through much of the year and that our cost of revenues will comprise a larger percent of revenue than in 2006. Specifically, payroll related costs increased $7.0 million as we increased our workforce to meet increased demand for services. Facilities related costs increased $1.1 million as we added additional facilities due to our growth and anticipated future growth. Travel costs increased $0.8 million as we added operations in Costa Rica and additional cities in the Philippines. Computer and telephone systems related expenses increased $0.6 million as we incurred maintenance and buildout expenses associated with the continued improvements in our technology infrastructure. Stock based compensation expense increased $0.3 million.

Our cost of revenues as a percentage of revenues increased from 58% for the three months ended March 31, 2006 to 70% for the three months ended March 31, 2007.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

Selling, General, and Administrative

Selling, general and administrative expenses increased $1.6 million, or 32%, to $6.5 million for the three months ended March 31, 2007 from $4.9 million for the three months ended March 31, 2006. The increase is primarily attributable to increased salaries and wages of $0.6 million and an increase in our allowance for doubtful accounts of $0.6 million. In addition, stock-based compensation expenses increased $0.4 million compared to the period ended March 31, 2006. Our facilities and telecommunications costs also each increased $0.1 million. These increases were partially offset by a decrease in professional fees of $0.2 million. As a percentage of revenue, selling, general and administrative expenses decreased to 19% during the period ending March 31, 2007 compared to 21% for the period ending March 21, 2006.

Depreciation and Amortization

Our depreciation and amortization costs in the three months ended March 31, 2007, increased $1.2 million or 91% to $2.5 million from $1.3 million in 2006. The increase was due to increased depreciation of $0.8 million on leasehold improvements and infrastructure expenditures associated with the facilities added in the Philippines including the PeopleSupport Center, additional offices in Manila and our offices in Bagio. The depreciation of our U.S. property, mostly IT infrastructure improvements, increased $0.2 million and our leasehold improvements, IT and other equipment in Costa Rica increased depreciation expenses $0.1 million. Depreciation and amortization is expected to increase as we continue to expand our infrastructure and facilities.

Interest Income

Interest income increased $1.1 million to $1.5 million for the three months ended March 31, 2007 from $0.4 million for the three months ended March 31, 2006. The increase in interest income was due to increased investments from the proceeds received from our secondary offering in November 2006. Interest income is primarily dependent on our use of funds and, to a lesser extent, the average interest rate. With most of our capital expenditures expected in the second half of the year and higher interest rates compared to last year, interest income is expected to remain strong for most of the year.

Other Income

For the period ended March 31, 2007, we recorded other income of $1.1 million. This is due to our purchase of foreign currency forward contracts between the Philippine peso and U.S. dollar. The peso appreciated, resulting in a gain of $0.9 million. Of this total, approximately $0.1 million relates to closed contracts and the remaining $0.8 million relates to open contracts that will be settled ratably over the next 12 months. In addition, we recorded a gain on foreign currency translations of $0.2 million on transactions in the Philippines. We expect other income to fluctuate significantly over the course of the year as a result of the purchase of the foreign currency forward contracts. As the peso appreciates compared to the dollar, other income should increase and as the peso depreciates compared to the dollar, other income is expected to become an expense.

Benefit for Income Taxes

For the period ending March 31, 2007, we recorded a benefit from income taxes of $0.2 million. This compares to a provision for income taxes of $0.9 million for the period ending March 31, 2006. We recorded a benefit because we increased our mix of income in countries with tax holidays resulting in a tax loss and a corresponding tax benefit in the U.S. for the period ending March 31, 2007.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows from operations, sales of equity securities and interest income earned on cash, cash equivalents and investments. As of March 31, 2007, we had

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

working capital of $110.6 million, including cash and cash equivalents totaling $58.0 million, marketable securities of $39.3 million and net accounts receivable of $27.1 million. In addition, we have long term marketable securities of $27.1 million.

Operating Activities

Net cash used by operating activities was $1.8 million for the three months ended March 31, 2007, which was less than our net income of $3.9 million for the same period. The difference is primarily due to the $9.5 million increase in net accounts receivable. Accounts receivable increased to 81% of quarterly revenue at March 31, 2007 compared to 56% at March 31, 2006. This increase is primarily due to delayed payments by some of our clients that have subsequently been collected. In addition, accounts payable decreased $1.6 million and deferred income taxes decreased the total by $0.4 million. These amounts were offset by depreciation and amortization expenses of $2.5 million, stock-based compensation costs of $1.2 million and increased deferred revenue $1.0 million. In addition, the provision for doubtful accounts increased $0.6 million, the prepaid and other expenses increased $0.4 million and deferred rent $0.2 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2007 and 2006 was $21.1 million and $15.7 million, respectively. Cash used in investing activities for the three months ended March 31, 2007 was primarily comprised of purchases of property of $9.0 million and equipment of $5.3 million. In addition, we purchased marketable securities totaling $46.1 million and received proceeds from the sale of marketable securities of $39.3 million.

Capital expenditures for the three months ended March 31, 2007 totaled $14.3 million. The two parcels of land in the Philippines accounted for $9.0 million of that total. The remaining $5.3 million was primarily spent on telecommunications equipment, leasehold improvements, computer hardware and software, and furniture and fixtures in support of our expanding facilities and infrastructure. Excluding the development of the land, we expect the remaining capital expenditures for the year to be between $9.0 million and $12.0 million. The majority of the budgeted expenditures are on our information technology infrastructure. While a final decision has yet to be made as to the timing of the buildout of the recently purchased property, initial estimates place the potential capital expenditures associated with those buildouts at $16.0 million to $17.0 million in 2007. This represents a portion of the total estimated building and construction costs of $40.0 to $50.0 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2007 was slightly negative. Some delayed invoices from our secondary offering in the fourth quarter of 2007 offset the net cash proceeds from employee stock option exercises and the tax benefits received by the company due to those exercises.

Based on our current level of operations, we expect that our working capital and cash, cash equivalents and marketable securities, will be adequate to meet our anticipated cash needs. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we may incur debt, utilize our line of credit or sell debt or additional equity to finance those acquisitions.

Off-Balance Sheet Arrangements

Line of Credit

In July 2006, we entered into an agreement that provides a revolving line of credit for general corporate purposes and allows us to borrow up to $25 million. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest at either the prime rate

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

minus .25% or at LIBOR plus .65%. We do not have any borrowings outstanding under the loan agreement as of this time.

Forward Contracts

In January 2007, we began entering into foreign currency forward contracts between the U.S. dollar and Philippine peso that expire ratably throughout the year. While these contracts are not designated as hedges, we entered into these derivative contracts to partially offset the effect of the declining value of the U.S. dollar against the Philippine peso. Because all of our revenue is denominated in U.S. dollars and a majority of our expenses are denominated in Philippine pesos, a decline in the value of the dollar relative to the peso adversely impacts our operating margins and overall profit. The contracts are accounted for in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that derivative contracts not designated as hedges be marked to market with gains and losses of both open and closed contracts recorded in other income. The gain or loss as of the end of the reporting period for open contracts is also recorded as an asset or a liability.

As of March 31, 2007, $55 million of the contracts were outstanding and $10 million worth of contracts had been settled. The settled contracts resulted in a gain of $0.1 million and the open contracts resulted in a gain of $0.8 million. The total amount recorded as other income due to our forward contracts is $0.9 million. In addition, the open contracts are recorded as an asset on our balance sheet of $0.8 million. The average exchange rate of both our settled and open contracts is 49 Philippine pesos for each U.S. dollar. Based on the value of open contracts as of March 31, 2007, a 1% change in the value of the Philippine peso compared to the U.S. dollar would impact other income/expense by $0.6 million.

Contractual Obligations

As of March 31, 2007, our contractual obligations primarily consisted of operating lease payment obligations. See Note 12 for additional information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

While our functional currency for all geographic areas is the U.S. dollar, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the three months ended March 31, 2007 and 2006, 65% and 56%, respectively, of our operating expenses were generated in the Philippines. We derive substantially all of our revenues in U.S. dollars. A 10% change in the value of the U.S. dollar relative to the Philippine peso would have affected our Philippine operating costs by $2.3 million for the three months ended March 31, 2007. Expenses relating to our operations outside the United States increased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to increased costs associated with higher revenue generation in customer management services.

We fund our Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican colónes on an as-needed basis. To date, we have not entered into any derivative contracts related to the Costa Rican colónes. A 10% change in the value of the Costa Rican colónes relative to the U.S. dollar would affect our Costa Rican costs by less than $0.2 million for the period ended March 31, 2007.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $58.0 million and marketable securities totaling $66.5 million at March 31, 2007. These amounts were invested primarily in money market funds, corporate bonds and federal

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

agency securities. Using our March 31, 2007 balances, a 1% (100 basis point) change in the interest rates on our investments would affect our interest income by less than $0.1 million and the market value by $0.9 million.

Inflation Rate Sensitivity

For the three months ended March 31, 2007 and 2006, 65% and 56%, respectively, of our expenses were generated in the Philippines. The Philippines has experienced periods of high inflation, but the inflation rate has been below 10% since 1999. For the three months ended March 31, 2007, inflation averaged 2.9%. This compares favorably with the 7.3% inflation recorded in the three month period ended March 31, 2006 and the 2006 annual inflation rate of 6.2%.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective and that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters represent a substantial volume of our accounts or that, individually or in the aggregate, they are material to our business or financial condition.

ITEM 1A.	Risk Factors

Set forth below, elsewhere in this Form 10-Q and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward looking statements contained in this Form 10-Q. Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. You should not construe the following cautionary statements as an exhaustive list. The risk factors contained in this report reflect only changes from or additions to the risks stated in our 10-K for 2006, and these risks must be read in conjunction with those in the 10-K.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

Our revenues are highly dependent on four major clients that collectively accounted for 57% of our revenues for the quarter ended March 31, 2007, and any loss of business from our major clients would reduce our revenues and seriously harm us.

For the quarter ended March 31, 2007, our four largest customers accounted for 57% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will have no obligation to purchase services from us. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

We recently entered into forward foreign currency contracts. These instruments are volatile and may cause our financial results to vary significantly from period to period.

Currently, our forward foreign currency contracts expire ratably over the next twelve months. Because these instruments have not been designated as a hedge for accounting purposes, the entire gain or loss of all contracts is recognized at the end of each period as other income/expense. For this reason the recognition of the gains and losses in our financial statements is unlikely to match the effect of currency fluctuations on our cost of revenues. This volatility could significantly impact our financial statements from period to period which may result in significant fluctuations in our stock price. In addition, the current correlation between our performance and the value of the Philippine peso may change. Should that occur, we could incur significant losses without any corresponding benefit from decreased costs of operations which could adversely impact our financial statements or stock price.

We may be unable to obtain, at rates acceptable to us, sufficient space to accommodate our growth.

We may not be able to lease sufficient space to accommodate our needs or obtain such space at rates that we are willing to pay. The inability to accomplish either could adversely affect our financial statements and growth.

We have no experience developing land or buildings and as a result, we may incur unexpected expenses and/or losses which may harm our business and financial results.

As a first time builder in a foreign country with a history of instability, we could incur unanticipated expenses or losses from our lack of experience and knowledge in construction of our own facilities. These costs could include the failure to obtain proper permits, building cost overruns, tax and regulatory payments, unanticipated management and maintenance costs. In addition, we could overbuild and not be able to sustain the additional cost structure or underbuild and not receive a sufficient return on our investment.

Our clients may not pay us for services we have provided.

Our clients may lack the means or the desire to pay us. Our clients are billed and expected to pay in arrears. It is possible that, despite checking our client’s credit history, we may not be paid after having provided them with an invoice for services rendered. One of our clients recently disclosed in their risk factors that they may file for bankruptcy. Should this occur we may be unable to collect the monies owed us. This could adversely affect our financial statements and stock price.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At March 31, 2007, 23,528,037 shares of common stock were outstanding and 2,141,161 shares were to be issued upon the exercise of outstanding restricted stock units and options. In addition, we may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately, which could harm our business and cause our stock price to drop.

Effective internal controls are necessary for us to produce reliable financial reports. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports. The inability to publish reliable financial statements could harm our financial condition and result in a decline in our stock price.

Item 6.	Exhibits

Exhibit
Number

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

*	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on May 10, 2007.

PeopleSupport, Inc.

By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)