Form 10-Q
period 2007-06-30
PeopleSupport, Inc.
filed 2007-08-08
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2007 was approximately 23,593,840 shares.

PEOPLESUPPORT, INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2007

INDEX

		Page

PART I — FINANCIAL INFORMATION		1
ITEM 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2007(unaudited) and December 31, 2006 (unaudited)	1
	Consolidated Statements of Operations and Other Comprehensive Income for the three and six month periods ended June 30, 2007 (unaudited) and 2006 (unaudited)	2
	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (unaudited) and 2006 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24
ITEM 4.	Controls and Procedures	24
PART II — OTHER INFORMATION		25
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 4.	Submission of Matters to a Vote of Security Holders	26
ITEM 6.	Exhibits	26
Signature		27
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$72,282	$80,880
Marketable securities	28,969	39,520
Accounts receivable, net of allowance for doubtful accounts of $1,458 and $947	20,181	18,127
Deferred tax assets	1,888	1,888
Prepaid expenses and other current assets	6,050	5,745

Total current assets	129,370	146,160
Property and equipment, net	34,791	22,080
Marketable securities	34,133	20,133
Deferred tax assets	19,090	18,372
Goodwill and other intangible assets	8,351	9,181
Other long-term assets	2,626	1,665

Total assets	$228,361	$217,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,875	$7,389
Accrued liabilities	10,819	9,963
Deferred revenue	6,132	4,515
Other current liabilities	78	106

Total current liabilities	21,904	21,973
Deferred rent	2,287	1,812
Other long-term liabilities	1,335	1,347

Total liabilities	25,526	25,132

Commitments and contingencies
Minority interest	—	29

Stockholders’ equity:
Common stock; $0.001 par value; authorized 87,000 shares; 23,583 and 23,479 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	24	23
Additional paid-in capital	210,858	208,044
Accumulated deficit	(8,293)	(16,062)
Accumulated other comprehensive income	246	425

Total stockholders’ equity	202,835	192,430

Total liabilities and stockholders’ equity	$228,361	$217,591

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$34,328	$25,947	$67,925	$48,994
Cost of revenues (exclusive of depreciation and amortization expense shown below)	25,964	16,013	49,495	29,495
Selling, general and administrative	5,512	4,706	12,033	9,633
Depreciation and amortization	2,334	1,634	4,795	2,919

Income from operations	518	3,594	1,602	6,947
Interest expense	1	2	2	5
Interest income	(1,531)	(489)	(3,005)	(912)
Other (income) expense	(2,115)	22	(3,238)	(1)

Income before provision for income taxes	4,163	4,059	7,843	7,855
Provision for income taxes	256	251	72	1,172

Net income	3,907	3,808	7,771	6,683
Foreign currency translation (gain) loss	(5)	276	(372)	18
Unrealized loss on securities	636	30	525	64
Minimum pension liability adjustment	35	—	26	—

Comprehensive income	$3,241	$3,502	$7,592	$6,601

Basic earnings per share	$0.17	$0.21	$0.33	$0.36
Diluted earnings per share	$0.16	$0.20	$0.32	$0.35
Basic weighted average shares outstanding	23,561	18,511	23,531	18,467
Diluted weighted average shares outstanding	24,025	19,348	24,197	19,251

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$7,771	$6,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,795	2,920
Provision for doubtful accounts	588	9
Stock-based compensation	2,515	1,153
Management incentive plan	171	171
Deferred income taxes	(612)	894
Tax benefits from employee stock option exercises	(37)	(193)
Changes in operating assets and liabilities:
Accounts receivable	(2,643)	(3,868)
Prepaid expenses and other assets	(1,187)	(261)
Accounts payable and accrued liabilities	(1,352)	4,524
Deferred rent	467	156
Deferred revenue	1,623	1,108

Net cash provided by operating activities	12,099	13,296
INVESTING ACTIVITIES
Proceeds from sale/maturities of marketable securities	58,951	3,000
Purchases of property and equipment	(17,434)	(7,971)
Purchases of marketable securities	(62,411)	(11,000)
Acquisitions, net of cash received	—	(8,968)

Net cash used in investing activities	(20,894)	(24,939)
FINANCING ACTIVITIES
Payments of capital lease obligation	(29)	(130)
Tax benefits from employee stock option exercises	37	193
Proceeds from the exercise of stock options	361	567
Costs incurred in public offering	(168)	—

Net cash provided by financing activities	201	630
Effect of exchange rate changes on cash	(4)	(18)

Net decrease in cash and cash equivalents	(8,598)	(11,031)
Cash and cash equivalents, beginning of period	80,880	27,760

Cash and cash equivalents, end of period	$72,282	$16,729

NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized holding (losses) on marketable securities	$(525)	$(64)
Construction in progress costs incurred but not paid	(27)	(723)
Non-cash tax benefit from disqualifying dispositions	112	48

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1.	Description of Business

PeopleSupport, Inc. was incorporated in the State of Delaware on July 2, 1998. We are a leading provider of offshore business process outsourcing (“BPO”) services, which we primarily deliver to U.S.-based clients from our facilities in the Philippines. We also have facilities in the U.S. and Costa Rica. Based on the size of our workforce of college-educated, fluent English-speaking Filipino employees, we believe we are one of the largest providers of BPO services operating from the Philippines. We provide cost-effective, complex, value-added customer management services to clients in the travel and hospitality, financial services, technology, telecommunications and consumer products industries. We also provide transcription and captioning and other BPO services.

In this report, all references to “us,” “we,” “our” and “the Company” refer to PeopleSupport, Inc. and its subsidiaries.

Note 2.	Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2007, and for the three and six month periods ended June 30, 2007 and 2006, respectively, is unaudited. The balance sheet data at December 31, 2006 is derived from the audited consolidated financial statements for the year ended December 31, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

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

The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses and write-offs of accounts receivable, which amounted to $1,458 and $947 at June 30, 2007 and December 31, 2006,

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

respectively. This allowance is our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, in addition to any credit matters with specific customers of which we are aware. The allowance is reviewed monthly in an effort to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when we believe it is probable the receivable will not be collected.

Our revenue is concentrated among a small number of clients. Revenue and accounts receivable from our largest clients for the periods ending June 30, 2007 and 2006, were as follows:

	For the
	Three Months
	Ended		As of and for the
	June 30,		Six Months Ended June 30,
	% of Revenue		% of Revenue		$ of A/R, Net
	2007	2006	2007	2006	2007	2006

Customer A	25%	19%	21%	20%	$6,048	$2,960
Customer B	15%	16%	15%	17%	3,515	1,763
Customer C	14%	13%	15%	13%	2,372	1,363
Customer D	9%	9%	9%	10%	1,934	597
Customer E	7%	6%	6%	5%	2,019	142
Customer F	5%	5%	5%	5%	528	27

Note that in the above table Customer A refers to the largest customer for that particular period, Customer B is second largest and so on, and rankings for each three or six month period in 2007 do not necessarily correlate to the rankings in the corresponding period in the prior year nor are they the same for the three and six month period within the same year.

We recently purchased forward foreign currency contracts between the Philippine peso and U.S. dollar. Changes in the value of the Philippine peso to U.S. dollar exchange rate could have a significant impact on our financial statements. Please see Note 8 for additional information.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Goodwill, Intangible Assets, Long-lived Assets and Investments

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill and other indefinite-lived intangible assets be tested for impairment on an annual basis. In assessing the recoverability of goodwill and other indefinite-lived intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Long-lived assets, including goodwill and intangibles, are reviewed for impairment annually. Fair value is determined using a present value technique (discounted cash flow). The calculation is based on estimates of future cash flows resulting from the goodwill and intangibles. If actual revenue growth and/or margins are lower than the revenue assumptions used in the impairment analysis, the results could differ from our estimated impairment. The annual impairment analysis conducted in the last quarter of 2006 determined that there was not any impairment of goodwill or other indefinite-lived intangibles.

Stock-based Compensation Expense

Stock-based compensation expenses are accounted for in accordance with Statement of Financial Accounting No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock units based on estimated fair values on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Note 3.	Cash, Cash Equivalents and Marketable Securities

The following tables summarize the value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of June 30, 2007 and December 31, 2006.

As of June 30, 2007, our holdings were as follows:

					Short-Term	Long-Term
	Amortized	Unrealized	Market	Cash & Cash	Marketable	Marketable
	Cost	Losses	Value	Equivalents	Securities	Securities

Cash and cash equivalents	$72,282	$—	$72,282	$72,282	$—	$—
Government bonds	28,992	(25)	28,967	—	22,989	5,978
Corporate bonds	10,938	(279)	10,659	—	5,980	4,679
Mortgage backed securities	19,511	(230)	19,281	—	—	19,281
Preferred stock	4,325	(130)	4,195	—	—	4,195

Total	$136,048	$(664)	$135,384	$72,282	$28,969	$34,133

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

As of June 30, 2007, our holdings matured as follows:

			Mortgage
	Corporate	Government	Backed	Preferred
Maturities	Bonds	Bonds	Securities	Stock	Total

1 year	$5,980	$22,989	$—	$—	$28,969
1 to 5 years	2,469	5,736	666	3,116	11,987
5 to 10 years	2,210	242	—	1,079	3,531
10+ years	—	—	18,615	—	18,615

Total	$10,659	$28,967	$19,281	$4,195	$63,102

As of December 31, 2006, our holdings were as follows:

					Short-Term	Long-Term
	Amortized	Unrealized	Market	Cash & Cash	Marketable	Marketable
	Cost	Losses	Value	Equivalents	Securities	Securities

Cash and cash equivalents	$80,880	$—	$80,880	$80,880	$—	$—
Government bonds	33,992	(77)	33,915	—	24,942	8,973
Corporate bonds	16,184	(9)	16,175	—	14,578	1,597
Mortgage backed securities	9,615	(52)	9,563	—	—	9,563

Total	$140,671	$(138)	$140,533	$80,880	$39,520	$20,133

As of December 31, 2006, our holdings matured as follows:

			Mortgage
	Corporate	Government	Backed
Maturities	Bonds	Bonds	Securities	Total

1 year	$14,578	$24,942	$—	$39,520
1 to 5 years	1,597	8,729	—	10,326
5 to 10 years	—	244	715	959
10+ years	—	—	8,848	8,848

Total	$16,175	$33,915	$9,563	$59,653

Note 4.	Statement of Stockholders’ Equity and Accumulated Comprehensive Income

The components of accumulated comprehensive income are as follows:

		Unrealized
	Foreign	Loss on	Minimum
	Currency	Marketable	Pension
	Translation	Securities	Liability	Total

Balance, December 31, 2006	$1,119	$(138)	$(556)	$425
Quarterly change	368	110	9	487

Balance, March 31, 2007	1,487	(28)	(547)	912
Quarterly change	5	(636)	(35)	(666)

Balance, June 30, 2007	$1,492	$(664)	$(582)	$246

The consolidated statement of stockholders’ equity and accumulated comprehensive income for the year ended December 31, 2006 included an incorrect presentation of the adoption of FASB Statement No. 158,

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”). That presentation included a $556 charge for the impact of the adoption of FASB 158 as a component of current-period comprehensive income, rather than displaying the adoption impact as a separate component of accumulated other comprehensive income.

The Company will correct the consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2006 in the Form 10-K for the year ending December 31, 2007. The immaterial revision will not have any impact on net income, total accumulated other comprehensive income, total assets or cash flows for the year ended December 31, 2006.

Note 5.	Computation of Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., warrants to purchase common stock, common stock options and restricted stock units using the treasury stock method) were exercised or converted into common stock.

The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Options	885	59	531	84
Restricted Stock Units	119	—	33	—
Warrants	—	3	—	3

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$3,907	23,561	$0.17	$3,808	18,511	$0.21
Effect of dilutive securities:
Options	—	425		—	741
Restricted stock units	—	39		—	96

Income available to common stockholders	$3,907	24,025	$0.16	$3,808	19,348	$0.20

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Six Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income to common stockholders	$7,771	23,531	$0.33	$6,683	18,467	$0.36
Effect of dilutive securities:
Options	—	616		—	698
Restricted stock units	—	50		—	86

Income available to common stockholders	$7,771	24,197	$0.32	$6,683	19,251	$0.35

Note 6.	Equity-Based Compensation

The Company’s stock incentive plans provide for grants of options to purchase shares of common stock, awards of restricted stock, stock appreciation rights and restricted stock units. Incentive stock options and restricted stock units are generally granted to employees. Except for options exchanged in acquisitions, all options have been issued with a strike price equal to the fair market value of the option on the day of grant. The following chart shows some of the other financial impacts of stock options on our financial statements:

	Six Months Ended June 30,
	2007	2006

Net proceeds from stock options exercised	$361	$567
Tax benefits related to stock options exercised	37	193
Intrinsic value of stock options exercised	908	1,638

The table below summarizes the option activity during the quarter ended June 30, 2007.

		Stock Options
		Weighted	Weighted
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance at March 31, 2007	1,946	$10.38	8.1	$6,619
Granted	86	12.37
Forfeited	(104)	14.40
Expired	(6)	4.02
Exercised	(52)	4.30

Balance at June 30, 2007	1,870	$10.44	8.0	$5,705

At June 30, 2007, 684 options were exercisable. Those options had an average exercise price of $5.32, an average remaining contractual term of 6.27 years and an aggregate intrinsic value of $4,155. During the six month period ended June 30, 2007, the weighted average fair value of options granted was $8.08.

The table below summarizes the restricted stock unit activity for the quarter ended June 30, 2007.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

		Restricted Stock Units
		Wt. Avg.	Weighted
	Restricted	Value of	Remaining	Aggregate
	Stock Units	Awards	Contractual	Intrinsic
	Outstanding	at Grant	Term	Value

Balance at March 31, 2007	196	$15.45	1.5	$2,279
Granted	8	12.09
Canceled	(5)	12.53
Released	(3)	12.41

Balance at June 30, 2007	196	$15.43	1.3	$2,225

As of June 30, 2007, $7,154 of unrecognized compensation cost, net of expected forfeitures, related to unvested share-based compensation awards is expected to be recognized over a weighted average recognition period of 1.31 years.

Stock based compensation expense was classified in the statement of operations as follows:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of revenues	$460	$147	$862	$257
Selling, general & administrative	898	517	1,652	896

	$1,358	$664	$2,514	$1,153

Note 7.	Pension Plan

The components of net periodic benefit cost for our statutory Philippine pension plan are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

Service cost	$211	$408
Interest cost	25	48
Expected return on plan assets	—	—
Unrecognized net actuarial loss	7	14

Net periodic benefit cost	$243	$470

In 2007, we contributed $587 into the pension plan. We do not expect to make any additional contributions to the plan for the remainder of 2007, but this will be re-evaluated quarterly.

Note 8.	Forward Foreign Currency Contracts

In January 2007, we entered into foreign currency forward contracts between the U.S. dollar and Philippine peso that expire ratably throughout the year and into 2008. While these contracts are not designated as hedges, we entered into these derivative contracts to partially offset the effect of the declining value of the U.S. dollar against the Philippine peso. Because substantially all of our revenue is denominated in U.S. dollars and a majority of our expenses are denominated in Philippine pesos, a decline in the value of the dollar relative to the peso adversely impacts our operating margins and overall profit. The contracts are accounted for in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities,

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

(“SFAS 133”). This statement requires that derivative contracts not designated as hedges be marked to market with gains and losses of both open and closed contracts recorded in other income. The gain or loss as of the end of the reporting period for open contracts is also recorded as an asset or a liability.

As of June 30, 2007, $132,000 of the contracts were outstanding and $41,000 worth of contracts had been settled. The settled contracts resulted in a gain of $944 and the open contracts resulted in a gain of $2,223 for the six month period ended June 30, 2007. The total amount recorded as other income due to our forward contracts is $3,166 for the six month period ended June 30, 2007. The gain from the open contracts is recorded as an asset on our balance sheet of $2,223. The average exchange rate of both our settled and open contracts is approximately 47 Philippine pesos for each U.S. dollar. Based on the value of open contracts as of June 30, 2007, a 1% change in the value of the Philippine peso compared to the U.S. dollar would impact other income/expense by $1,320.

Note 9.	Income Taxes

For the period ended June 30, 2007, the Company generated pretax income on a worldwide basis while recording a tax benefit from a loss in the U.S. We recorded a tax expense of $72 for the six months ended June 30, 2007 related to net effect of our state tax expense, the portion of our income subject to tax in the Philippines, and the federal tax benefit recorded in the first quarter. During the quarter ended June 30, 2007, a portion of the income earned in the Philippines was not includable in our tax holiday and was subject to tax. Portions of the tax holiday begin to expire in September 2007, which will result in a larger portion of income earned in the Philippines being subject to tax. We have applied for extensions and expect that they will be granted. We recorded a valuation allowance against the additional U.S. federal net operating losses incurred in the quarter ended June 30, 2007 and maintained our federal deferred tax asset at the same level as on March 31, 2007, based on the Company’s expectations about the realization of U.S. federal deferred tax assets in the foreseeable future. Currently, our deferred tax assets total $20,978 and consist primarily of U.S. federal and California net operating loss carryovers that expire from 2012 to 2027.

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

Accounting for Uncertainty in Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that no significant uncertain tax positions requiring recognition in our financial statements exist. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. No adjustments were required upon the adoption of FIN 48.

We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 10.	Segment and Geographic Information

The Company operates as two business segments: customer management services and transcription and captioning services. Our transcription and captioning service segment is not separately presented as it currently represents less than ten percent of the consolidated revenues, assets and profit of the Company. Substantially all of the Company’s revenue was derived from U.S.-based companies and is denominated in U.S. dollars.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
U.S.	$26,401	$25,947	$54,870	$48,994
Philippines	7,927	—	13,055	—

Total	$34,328	$25,947	$67,925	$48,994

The composition of the Company’s long-lived assets and depreciation and amortization between those in the United States, the Philippines and Costa Rica are set forth below.

	As of June 30,
	2007	2006

Long-Lived Assets, Net:
U.S.:
Property and equipment	$5,828	$2,748
Goodwill	7,629	8,285
Intangibles	648	792
Philippines:
Property and equipment	27,413	12,700
Intangibles	74	—
Costa Rica:
Property and equipment	1,550	473

Total	$43,142	$24,998

	Six Month Period
	Ended June 30,
	2007	2006

Depreciation and Amortization:
U.S.:
Property and equipment	$1,025	$670
Intangibles	72	68
Philippines:
Property and equipment	3,411	2,164
Intangibles	—	—
Costa Rica:
Property and equipment	287	17

Total	$4,795	$2,919

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 11.	Commitments and Contingencies

Leases

The following summarizes our contractual obligations at June 30, 2007, all of which represent operating lease payment obligations.

Operating
Years Ending December 31,	Leases

2007	$3,093
2008	6,103
2009	4,652
2010	4,916
2011	4,313
Thereafter	11,756

Total	$34,833

Year to date rent payments of $3,009 have not been included in the remaining obligation for the current year.

Note 12.	Property Company

In the first quarter of 2007, PeopleSupport Properties Philippines, Inc. (“PeopleSupport Properties”), a Philippine corporation owned 40% by PeopleSupport (Philippines), Inc. (“PSPI”) and 60% by a statutorily required pension trust established for the benefit of PSPI’s employees, acquired two undeveloped properties, one in Manila and one in Cebu, for a total of $8,966. PSPI loaned the money to purchase the land to PeopleSupport Properties. PeopleSupport is considered to have a controlling interest in PeopleSupport Properties and its financial information is consolidated into PeopleSupport’s financial statements. To the extent PeopleSupport Properties operates at a loss, no minority interest will be shown in the financial statements. As of June 30, 2007, PeopleSupport Properties had recorded cumulative net losses of $617 related to purchasing and holding the property pending expected development.

Note 13.	Line of Credit

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

Note 14.	Description of Leasing Arrangement

The Company entered into a leasing agreement with a client effective May 1, 2007. The client has the right to lease the Company’s operational facilities including the needed voice and data infrastructure for up to a total capacity of 740 seats. As of June 30, 2007, the client has already occupied 251 seats. The lease terminates on March 31, 2008 but with an option to renew for a maximum of two (2) three month terms. We are the lessor in this arrangement and the lease is classified as an operating lease. Revenue is recorded as earned over the life of the lease.

Note 15.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) which is effective for fiscal years beginning after

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS 159 on our Consolidated Financial Statements and expect to complete this evaluation in 2007.

Note 16.	Subsequent Events

In August 2007, the Board of Directors authorized a stock repurchase program to repurchase up $25.0 million of our common stock.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including, without limitation, statements about our expectations regarding our revenues, our clients, our expenses, our anticipated cash needs, our estimates regarding our capital requirements and our needs for additional financing. We generally identify forward-looking statements by using such terms as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, our dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets we serve, our ability to manage our growth, the risks associated with our operations in the Philippines and Costa Rica, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in this report and in our latest report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These forward-looking statements represent our estimates and assumptions only as of the date of this report and, unless required by law, we do not undertake any obligation to update or revise these forward-looking statements. You should, however, review the factors and risks we describe in other reports and registration statements that we file from time to time with the SEC.

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

Overview

We are a leading provider of offshore BPO services, including customer management, transcription and captioning and other BPO services. These services are primarily provided from our facilities in the Philippines and, to a lesser extent, from our facilities in Costa Rica and the United States. We provide customer management services to clients in the travel and hospitality, financial services, technology, telecommunications and consumer products industries, and transcription and captioning services in the healthcare and insurance, law enforcement, entertainment and education markets.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

Sources of Revenues

For the three and six month periods ended June 30, 2007, we derived a majority of our revenue from fees, which include:

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

The majority of our revenue consisted of time-delineated or production-based fees. Additionally, beginning on May 1, 2007, we increased our revenue by an additional $0.8 million for the period ended June 30, 2007 from leasing a portion of our facilities and our operational facilities infrastructure to a third party. For the three and six month periods ended June 30, 2007, respectively, approximately 1% and 2.4% of our revenue was comprised of implementation and training fees and for the three and six month periods ended June 30, 2006, approximately 5% of our revenue was comprised of implementation and training fees. For the three and six month periods ended June 30, 2007 and 2006, respectively, substantially all of our revenue was derived from U.S.-based clients.

Historically, revenue has been concentrated among three clients. For the six months ended June 30, 2007 and 2006, our three largest clients collectively accounted for 51% and 50% of our revenue, respectively. For the six months ended June 30, 2007, our three largest clients were Expedia, Washington Mutual and EarthLink. For the six months ended June 30, 2006, our three largest clients were Expedia, EarthLink and Vonage.

Key Expense Categories

Cost of revenues.  Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs paid to the professionals we employ in the Philippines, Costa Rica and the United States. Employee costs, which account for approximately two-thirds of our cost of revenues, are paid in the local currency. Because our revenue is in U.S. dollars and most employee related costs are paid in the local currency, we are exposed to the risk of foreign currency fluctuations. Recently, the Philippine peso has strengthened against the U.S. dollar, resulting in increased costs. While we are not certain if this strengthening will continue, we have entered into forward currency contracts in an attempt to offset the impact of changes in the Philippine peso to U.S. dollar exchange rate.

With the acquisition in 2006 of U.S.-based RapidText and our expansion into Costa Rica, we are now operating in regions with a higher wage structure than the Philippines which increased our compensation expense. Because the Costa Rican colónes to U.S. dollar exchange rate has been relatively stable and a relatively small percentage of our expenses are denominated in colónes, we have not entered into, nor do we expect to enter into, any forward contracts with respect to the Costa Rican colónes to U.S. dollar exchange rate.

The non-employee related portion of our cost of revenues includes telecommunications costs, information technology costs, rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers, and consulting services related to our customer management consulting group in the United States. Costs of revenues do not include depreciation of assets used in the production of revenue.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, costs associated with Sarbanes-Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences and other brand building and advertising) and other corporate expenses. Selling, general and administrative expenses increased in the three and six month periods ended June 30, 2007, as compared with selling, general and administrative expenses for the three and six month periods ended June 30, 2006. We expect these expenses to continue to increase as we add personnel and incur additional fees and costs related to the growth

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

of our business and operations. Because of our growth we continue to invest in both capital and personnel in order to meet our growing infrastructure needs. While we have recently been able to leverage selling, general and administrative expenses and achieve economies of scale, during this period of investment and growth our expenses may precede the associated revenue.

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

Revenues and Deferred Revenue Recognition

Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”). SAB 101, as amended, and SAB 104 summarize certain of the SEC staffs’ views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

We generally recognize revenue from services as those services are performed and in accordance with signed client contracts. Certain implementation fees are recognized ratably over the life of the contract. We recognize revenue from the operating lease fees by recognizing the aggregate amount of the lease over the life of the lease.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of June 30, 2007 and December 31, 2006, our balance sheets reflect $6.1 million and $4.5 million in deferred revenues, respectively.

Accounting for Stock-based Awards

During the three months ended June 30, 2007 and 2006, non-cash stock-based compensation expense was accounted for in accordance with SFAS 123(R). We use the Black-Scholes model to estimate the fair value of our share-based payment awards on the date of grant. The two key assumptions used in this calculation are the expected term of the option and the volatility of the Company stock. Based upon a third party analysis, we estimate the expected term of our options to be 4.7 years. To estimate our volatility, we use a combination of both a peer group and our historical volatility. We estimated the volatility of our stock to be 51%. The expense included in the consolidated statement of operations for the three months ended June 30, 2007 and 2006, amounted to $1.4 and $0.7 million, respectively.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

We issue both incentive and nonqualified stock options along with restricted stock units. Effective May 1, 2007, we began issuing restricted stock units to primarily manager level employees and above in lieu of stock options. The awards of restricted stock units are accounted for in accordance with SFAS 123(R).

Accounting for Income Taxes

At June 30, 2007, we had U.S. and California net operating loss carry-forwards of approximately $50.6 and $33.1 million, respectively, which may be used to offset future taxable income. The value of the carry-forwards is recorded on our balance sheet as deferred tax assets of $20.9 million. The U.S. carryforwards expire from 2020 to 2027 and the California carryforwards expire from 2012 through 2015. The deferred tax assets have been partially offset by a deferred tax asset valuation allowance equal to the deferred tax assets that we do not believe are more likely than not to be used. During the three month period ended June 30, 2007, the Company assessed the deferred tax asset valuation allowance and determined that $1.5 million of the deferred tax asset would not be utilized. These amounts are subject to review and possible adjustment by tax authorities.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted the provisions of FIN 48 effective January 1, 2007. At adoption, FIN 48 did not have any affect on our financial statements. See Note 9 for additional information.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS 159 on our Consolidated Financial Statements and expect to complete this evaluation in 2007.

Results of Operations

The following table shows the listed items from our consolidated statements of operations as a percentage of revenues for the periods presented (percentages may not aggregate due to rounding).

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization expense shown below)	76	62	73	60
Selling, general, and administrative	16	18	18	20
Depreciation and amortization	7	6	7	6

Income from operations	2	14	2	14
Interest income	(4)	(2)	(4)	(2)
Other income	(6)	—	(5)	—

Income before provision for income taxes	12	16	12	16
Provision for income taxes	1	1	—	2

Net income	11%	15%	11%	14%

Three Months Ended June 30, 2007 compared with Three Months Ended June 30, 2006

Revenues

Our revenues increased $8.3 million, or 32%, to $34.3 million for the three month period ended June 30, 2007 from $25.9 million for the three month period ended June 30, 2006. We believe this increase primarily resulted from the overall increase in the demand for outsourcing services and our ability to capture a larger share of our clients’ outsourcing needs. We expect revenue to continue to grow as the market for BPO services continues to expand. This increase was primarily attributable to an increase of $6.4 million in revenue associated with services provided to new clients and an increase of $1.8 million in fees associated with a higher volume of services to existing clients. There was an increase of $0.8 million from the leasing of a portion of the facility and infrastructure to a third party. This was offset by a decrease in training revenue of $0.5 million. There was a decrease in other revenue of $0.3 million and an increase in re-billed revenue of $0.1 million.

Cost of Revenues

Our cost of revenues increased $10.0 million, or 62%, to $26.0 million for the three month period ended June 30, 2007 from $16.0 million for the three month period ended June 30, 2006. The increase was primarily attributable to the increase in revenue, the appreciation of the Philippine peso and new contracts that have been entered into, particularly for larger contracts which have lower profit margins than our former contracts. We anticipate that these trends will continue through much of the year and that our cost of revenues will comprise a larger percent of revenue than in 2006. Specifically, payroll related costs increased $6.3 million as we increased our workforce to meet increased demand for services, and as a result of the appreciation of the Philippine peso. Facilities related costs increased $1.1 million as we added additional facilities due to our growth and anticipated future growth. Travel costs increased $0.2 million as we increased operations in Costa Rica and additional cities in

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

the Philippines. Computer and telephone systems related expenses increased $2.1 million as we increased revenues and also incurred maintenance and internet service charges. Stock based compensation expense increased $0.3 million.

Our cost of revenues as a percentage of revenues increased to 76% for the three month period ended June 30, 2007 from 62% for the three month period ended June 30, 2006.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.8 million, or 17%, to $5.5 million for the three month period ended June 30, 2007 from $4.7 million for the three month period ended June 30, 2006. The increase is primarily attributable to increased salaries and wages of $0.4 million. In addition, stock-based compensation expenses increased $0.4 million compared to the three month period ended June 30, 2006. Our travel and other expenses costs increased $0.1 million. These increases were partially offset by a decrease in information technology fees of $0.1 million. As a percentage of revenue, selling, general and administrative expenses decreased to 16% during the three month period ended June 30, 2007 compared to 18% for the three month period ended June 30, 2006.

Depreciation and Amortization

Our depreciation and amortization costs for the three month period ended June 30, 2007, increased $0.7 million or 43% to $2.3 million from $1.6 million for the three month period ended June 30, 2006. The increase was due to increased depreciation of $0.2 million on leasehold improvements and infrastructure expenditures associated with the facilities added in the Philippines, including the PeopleSupport Center, additional offices in Manila and our offices in Baguio. The depreciation of our U.S. property, mostly IT infrastructure improvements, increased $0.5 million. Depreciation and amortization is expected to increase as we continue to expand our infrastructure and facilities.

Interest Income

Interest income increased $1.0 million or 200% to $1.5 million for the three month period ended June 30, 2007 from $0.5 million for the three month period ended June 30, 2006. The increase in interest income was due to increased investments from the proceeds received from our secondary offering in November 2006. Interest income is primarily dependent on our use of funds and, to a lesser extent, the average interest rate. With most of our capital expenditures expected in the second half of the year and higher interest rates compared to last year, interest income is expected to remain strong for most of the year.

Other Income

For the three month period ended June 30, 2007, we recorded other income of $2.1 million. This is due to our purchase of foreign currency forward contracts between the Philippine peso and U.S. dollar. The peso appreciated, resulting in a gain of $2.1 million. Of this total, approximately $0.8 million relates to closed contracts and the remaining $1.3 million relates to open contracts that will be settled ratably over the next 18 months. We expect other income to fluctuate significantly over the course of the year as a result of the purchase of the foreign currency forward contracts. As the peso appreciates compared to the dollar, other income should increase and as the peso depreciates compared to the dollar, other income is expected to become an expense.

Benefit for Income Taxes

For the three month period ended June 30, 2007, we recorded a provision for income tax expense of $0.3 million. This compares to a provision for income taxes of $0.25 million for the three month period ended June 30, 2006. We recorded a provision related to certain Philippine taxable income not included in the tax holiday

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

and effect of state taxes, offset by our increased mix of income in countries with tax holidays resulting in a tax loss and a corresponding tax benefit in the U.S.

Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006

Revenues

Our revenues increased $19.0 million, or 39%, to $68.0 million for the six month period ended June 30, 2007 from $49.0 million for the six month period ended June 30, 2006. We believe this increase primarily resulted from the overall increase in the demand for outsourcing services and our ability to capture a larger share of our clients’ outsourcing needs. We expect revenue to continue to grow as the market for BPO services continues to expand. This increase was primarily attributable to an increase of $13.9 million in revenue associated with services provided to new clients and an increase of $5.0 million in fees associated with a higher volume of services to existing clients. There was an increase in re-billed expense of $0.4 million which was offset by a decrease in training of $0.3 million. Other revenue increased by $0.1 million, which resulted from an increase of $0.8 million from lease revenue offset by a decrease of $0.7 million in other revenue, and a decrease in transcription services of $0.1 million.

Cost of Revenues

Our cost of revenues increased $20.0 million, or 68%, to $49.5 million for the six month period ended June 30, 2007 from $29.5 million for the six month period ended June 30, 2006. The increase was primarily attributable to the increase in revenue, the appreciation of the Philippine peso, and a lower negotiated profit margin on new contracts. We anticipate that these trends will continue through much of the year and that our cost of revenues will comprise a larger percent of revenue than in 2006. Specifically, payroll related costs increased $11.5 million as we increased our workforce to meet increased demand for services combined with an unfavorable exchange rate. Facilities related costs increased $5.3 million as we added additional facilities due to our growth and anticipated future growth. Travel costs increased $0.3 million as we added operations in Costa Rica and additional cities in the Philippines and reimbursable costs increased by $0.7 million. Computer and telephone systems related expenses increased $1.6 million as we incurred maintenance and internet service charges. Stock based compensation expense increased $0.6 million.

Our cost of revenues as a percentage of revenues increased to 73% for the six month period ended June 30, 2007 from 60% for the six month period ended June 30, 2006.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.4 million, or 25%, to $12.0 million for the six month period ended June 30, 2007 from $9.6 million for the six month period ended June 30, 2006. The increase is primarily attributable to increased salaries and wages of $1.1 million. In addition, stock-based compensation expenses increased $0.7 million compared to the six month period ended June 30, 2006. Our facilities and telecommunications costs also increased $0.7 million. These increases were partially offset by a decrease in marketing and research development fees of $0.1 million. As a percentage of revenue, selling, general and administrative expenses decreased to 18% during the six month period ended June 30, 2007 compared to 20% for the six month period ended June 30, 2006.

Depreciation and Amortization

Our depreciation and amortization costs in the six month period ended June 30, 2007, increased $1.9 million or 64% to $4.8 million from $2.9 million for the six month period ended June 30, 2006. The increase was due to increased depreciation of $1.0 million on leasehold improvements and infrastructure expenditures associated with the facilities added in the Philippines including the PeopleSupport Center, additional offices in Manila and our offices in Baguio. The depreciation of our U.S. property, mostly IT infrastructure improvements, increased

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

$0.8 million and our leasehold improvements, IT and other equipment in Costa Rica increased depreciation expenses $0.1 million. Depreciation and amortization is expected to increase as we continue to expand our infrastructure and facilities.

Interest Income

Interest income increased $2.1 million to $3.0 million for the six month period ended June 30, 2007 from $0.9 million for the six month period ended June 30, 2006. The increase in interest income was due to increased investments from the proceeds received from our secondary offering in November 2006. Interest income is primarily dependent on our use of funds and, to a lesser extent, the average interest rate.

Other Income

For the six month period ended June 30, 2007, we recorded other income of $3.2 million. This is due to our purchase of foreign currency forward contracts between the Philippine peso and U.S. dollar. The peso appreciated, resulting in a gain of $3.1 million. Of this total, approximately $0.9 million relates to closed contracts and the remaining $2.2 million relates to open contracts that will be settled ratably over the next 18 months. In addition, we recorded a gain on foreign currency translations of $0.1 million on transactions in the Philippines. We expect other income to fluctuate significantly over the course of the year as a result of the purchase of the foreign currency forward contracts. As the peso appreciates compared to the dollar, other income should increase and as the peso depreciates compared to the dollar, other income is expected to become an expense.

Benefit for Income Taxes

For the six month period ended June 30, 2007, we recorded a provision for income taxes of $0.1 million. This compares to a provision for income taxes of $1.2 million for the six month period ended June 30, 2006. We recorded a provision related to certain Philippine taxable income not included in the tax holiday and effect of state taxes, offset by our increased mix of income in countries with tax holidays resulting in a tax loss and a corresponding tax benefit in the U.S.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows from operations, sales of equity securities and interest income earned on cash, cash equivalents and investments. As of June 30, 2007, we had working capital of $107.0 million, including cash and cash equivalents totaling $72.2 million, marketable securities of $29.0 million and net accounts receivable of $20.0 million. In addition, we have long term marketable securities of $34.0 million.

Operating Activities

Net cash provided by operating activities was $12.1 million and $13.3 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The cash provided is primarily due to the net income of $7.7 and the $2.6 million decrease in net accounts receivable. This decrease was primarily due to the collection of previously delayed payments by some of our clients. Accounts payable decreased $1.4 million and deferred income taxes decreased the total by $0.6 million. These amounts were offset by depreciation and amortization expenses of $4.8 million, stock-based compensation costs of $2.5 million and increased deferred revenue of $1.6 million. The provision for doubtful accounts increased $0.6 million, the prepaid and other expenses decreased $1.2 million, amortization of deferred compensation costs for the Management Incentive Plan increased $0.2 million and deferred rent increased $0.5 million.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2007 and 2006 was $20.9 million and $24.9 million, respectively. Cash used in investing activities for the six months ended June 30, 2007 was primarily comprised of purchases of property of $9.0 million and equipment of $8.4 million. In addition, we purchased marketable securities totaling $62.4 million and received proceeds from the sale of marketable securities of $58.9 million.

Capital expenditures for the six months ended June 30, 2007 totaled $17.4 million. The two parcels of land in the Philippines accounted for $9.0 million of that total. The remaining $8.4 million was primarily spent on telecommunications equipment, leasehold improvements, computer hardware and software and furniture and fixtures in support of our expanding facilities and infrastructure. Excluding the development of the land, we expect the remaining capital expenditures for the year to be between $3.0 million and $5.0 million. The majority of the budgeted expenditures are related to information technology infrastructure. A final decision has not yet been made as to the start of construction on the recently purchased properties. The two new facilities would have estimated building and construction costs of $40.0 to $50.0 million before tenant improvements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2007 and 2006 was $0.2 million and $0.6 million, respectively.

Based on our current level of operations, we expect that our working capital and cash, cash equivalents and marketable securities, will be adequate to meet our anticipated cash needs. Although we currently do not have any specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we may incur debt, utilize our line of credit or sell debt or additional equity to finance those acquisitions.

Off-Balance Sheet Arrangements

Line of Credit

In July 2006, we entered into an agreement that provides a revolving line of credit for general corporate purposes and allows us to borrow up to $25.0 million. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest at either the prime rate minus .25% or at LIBOR plus .65%. We do not have any borrowings outstanding under the loan agreement as of this time.

Forward Contracts

In January 2007, we entered into foreign currency forward contracts between the U.S. dollar and Philippine peso that expire ratably throughout the year. While these contracts are not designated as hedges, we entered into these derivative contracts to partially offset the effect of the declining value of the U.S. dollar against the Philippine peso. Because all of our revenue is denominated in U.S. dollars and a majority of our expenses are denominated in Philippine pesos, a decline in the value of the dollar relative to the peso adversely impacts our operating margins and overall profit. The contracts are accounted for in accordance with SFAS 133. This statement requires that derivative contracts not designated as hedges be marked to market with gains and losses of both open and closed contracts recorded in other income. The gain or loss as of the end of the reporting period for open contracts is also recorded as an asset or a liability.

As of June 30, 2007, $132.0 million of the contracts were outstanding and $41.0 million worth of contracts had been settled. The settled contracts resulted in a gain of $0.9 million and the open contracts resulted in a gain of $2.2 million for the six month period ended June 30, 2007. The total amount recorded as other income due to our forward contracts is $3.2 million. In addition, the open contracts are recorded as an asset on our balance sheet of

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

$2.2 million. The average exchange rate of both our settled and open contracts is 47 Philippine pesos for each U.S. dollar. Based on the value of open contracts as of June 30, 2007, a 1% change in the value of the Philippine peso compared to the U.S. dollar would impact other income/expense by $.001 million.

Contractual Obligations

As of June 30, 2007, our contractual obligations primarily consisted of operating lease payment obligations. See Note 11 for additional information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

While our functional currency for all geographic areas is the U.S. dollar, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the six months ended June 30, 2007 and 2006, 73% and 57%, respectively, of our operating expenses were generated in the Philippines. We derive substantially all of our revenues in U.S. dollars. A 10% change in the value of the U.S. dollar relative to the Philippine peso would have affected our Philippine operating costs by $4.0 million for the six months ended June 30, 2007. Expenses relating to our operations outside the United States increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to increased costs associated with higher revenue generation in customer management services.

We fund our Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican colónes on an as-needed basis. To date, we have not entered into any derivative contracts related to the Costa Rican colónes. A 10% change in the value of the Costa Rican colónes relative to the U.S. dollar would have affected our Costa Rican costs by less than $0.3 million for the six month period ended June 30, 2007.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $72.3 million and marketable securities totaling $63.1 million at June 30, 2007. These amounts were invested primarily in money market funds, corporate bonds and federal agency securities. Using our June 30, 2007 balances, a 1% (100 basis point) change in the interest rates on our investments would affect our interest income by less than $0.03 million and the market value by $0.3 million.

Inflation Rate Sensitivity

For the six months ended June 30, 2007 and 2006, 73% and 57%, respectively, of our expenses were generated in the Philippines. The Philippines has experienced periods of high inflation, but the inflation rate has been below 10% since 1999. For the six months ended June 30, 2007, inflation averaged 2.6%. This compares favorably with the 6.7% inflation recorded in the six month period ended June 30, 2006 and the 2006 annual inflation rate of 4.3%.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

under the Exchange Act) are effective and that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting.  There were not any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time we are involved in various legal proceedings, which are incidental to the ordinary course of our business. We do not believe that these routine matters represent a substantial volume of our accounts or that, individually or in the aggregate, they are material to our business or financial condition.

ITEM 1A.	Risk Factors

Set forth below, elsewhere in this Form 10-Q and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q. Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Form 10-Q for the quarter ended March 31, 2007. You should not construe the following cautionary statements as an exhaustive list. The risk factors contained in this report reflect only changes from or additions to the risks stated in our 10-K for 2006, and these risks must be read in conjunction with those in the 10-K.

Our revenues are highly dependent on three major clients that collectively accounted for 54% of our revenues for the quarter ended June 30, 2007, and any loss of business from our major clients would reduce our revenues and seriously harm us.

For the quarter ended June 30, 2007, our three largest customers, Expedia, EarthLink and Washington Mutual, accounted for 54% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will not have any obligation to purchase services from us. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At June 30, 2007, 23,583,344 shares of common stock were outstanding and 2,067,352 shares were to be issued upon the exercise of outstanding restricted stock units and options. In addition, we may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

ITEM 4.	Submission of Matters to a Vote of Security Holders

At out Annual Stockholders’ Meeting on May 30, 2007, the stockholders of the Company elected the Class III directors to continue to serve as board members until 2010 and until their respective successors are elected. The stockholders of the Company also ratified the selection of the independent registered public accounting firm. Our Class I directors, Joe Rose and Frank Perna, will serve until their terms expire at the Annual Meeting to be held in 2008. Our Class II directors, Adam Berger and George Ellis, will serve until their terms expire at the Annual Meeting to be held in 2009.

	Number of Shares
	Voted For	Voted Against	Withheld

1. To elect the Class III directors to hold office until 2010 and until their respective successors are elected and qualified(1)
Larry C. Bradford	20,914,885		394,123
Michael Edell	20,679,223		629,785
Lance Rosenzweig	20,880,774		428,234
2. To ratify selection of independent registered public accounting firm(2)	21,277,577	20,365	11,066

(1)	Directors are elected by a plurality vote, which means that the nominee or nominees receiving the most affirmative votes will be elected.

(2)	The affirmative vote of the majority of the votes cast was required for the approval of the selection of the independent registered public accounting firm.

Item 6.	Exhibits

Exhibit
Number

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

*	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on August 8, 2007.

PeopleSupport, Inc.

By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)