Form 10-Q
period 2007-09-30
PeopleSupport, Inc.
filed 2007-11-06
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares of the registrant’s common stock outstanding as of October 31, 2007 was approximately 22,688,737 shares.

PEOPLESUPPORT, INC.

FORM 10-Q

FOR THE QUARTER ENDED
September 30, 2007

INDEX

		Page

PART I — FINANCIAL INFORMATION		1
ITEM 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	1
	Consolidated Statements of Operations and Other Comprehensive Income for the three and nine month periods ended September 30, 2007 (unaudited) and 2006 (unaudited)	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (unaudited) and 2006 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25
ITEM 4.	Controls and Procedures	25
PART II — OTHER INFORMATION		26
ITEM 1.	Legal Proceedings	26
ITEM 1A.	Risk Factors	26
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 4.	Submission of Matters to a Vote of Security Holders	28
ITEM 5.	Other Information	28
ITEM 6.	Exhibits	28
	Signature
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$77,757	$80,880
Marketable securities	24,000	39,520
Accounts receivable, net of allowance for doubtful accounts of $1,198 (2007) and $947 (2006)	19,957	18,127
Deferred tax assets	1,888	1,888
Prepaid expenses and other current assets	6,730	5,745

Total current assets	130,332	146,160
Property and equipment, net	35,066	22,080
Marketable securities	27,608	20,133
Deferred tax assets	18,934	18,372
Goodwill and other intangible assets	8,309	8,346
Other long-term assets	2,995	2,500

Total assets	$223,244	$217,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,978	$7,389
Accrued liabilities	13,266	9,963
Deferred revenue	5,539	4,515
Other current liabilities	75	106

Total current liabilities	21,858	21,973
Deferred rent	2,457	1,812
Other long-term liabilities	65	1,347

Total liabilities	24,380	25,132

Commitments and contingencies
Minority interest	—	29

Stockholders’ equity:
Common stock; $0.001 par value; authorized 87.0 million shares; 23.7 and 23.5 million shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	24	23
Additional paid-in capital	212,545	208,044
Accumulated deficit	(1,938)	(16,062)
Accumulated other comprehensive income	1,849	425
Treasury stock	(13,616)	—

Total stockholders’ equity	198,864	192,430

Total liabilities and stockholders’ equity	$223,244	$217,591

The accompanying notes are an integral part of these consolidated financial statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited, in thousands, except per share data)

Revenues	$36,932	$30,117	$104,857	$79,111
Cost of revenues (exclusive of depreciation and amortization expense shown below)	25,724	19,479	75,219	48,975
Selling, general and administrative	6,391	4,789	18,425	14,421
Depreciation and amortization	2,406	1,876	7,201	4,796

Income from operations	2,411	3,973	4,012	10,919
Interest income	(1,596)	(518)	(4,599)	(1,426)
Other income	(2,599)	(73)	(5,837)	(74)

Income before provision for income taxes	6,606	4,564	14,448	12,419
Provision for income taxes	252	1,052	324	2,224

Net income	6,354	3,512	14,124	10,195
Foreign currency translation (gain) loss	2	(375)	(373)	(357)
Unrealized (gain) loss on securities	(7)	(100)	518	(36)
Minimum pension liability adjustment	(1,595)	—	(1,569)	—

Comprehensive income	$7,954	$3,987	$15,548	$10,588

Basic earnings per share	$0.27	$0.19	$0.60	$0.55
Diluted earnings per share	$0.27	$0.18	$0.59	$0.54
Basic weighted average shares outstanding	23,357	18,503	23,472	18,408
Diluted weighted average shares outstanding	23,751	19,052	24,045	18,862

The accompanying notes are an integral part of these consolidated financial statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited, in thousands)

OPERATING ACTIVITIES
Net income	$14,124	$10,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,201	4,796
Provision for doubtful accounts	336	9
Stock-based compensation	3,911	1,875
Management incentive plan	256	256
Unrealized gain on derivative	(3,283)	—
Deferred income taxes	(425)	1,511
Tax benefits from employee stock option exercises	(37)	(621)
Changes in operating assets and liabilities:
Accounts receivable	(2,166)	(10,339)
Prepaid expenses and other assets	1,932	680
Accounts payable and accrued liabilities	(872)	5,951
Deferred rent	648	150
Deferred revenue	976	526

Net cash provided by operating activities	22,601	14,989
INVESTING ACTIVITIES
Proceeds from sale/maturities of marketable securities	77,460	5,000
Purchases of property and equipment	(20,080)	(11,767)
Purchases of marketable securities	(69,933)	(15,000)
Acquisitions, net of cash received	—	(8,968)

Net cash used in investing activities	(12,553)	(30,735)
FINANCING ACTIVITIES
Payments of capital lease obligation	(43)	(363)
Tax benefits from employee stock option exercises	37	621
Proceeds from the exercise of stock options	621	1,079
Repurchase of common stock	(13,616)	—
Costs incurred in public offering	(168)	—

Net cash (used)/provided by financing activities	(13,169)	1,337
Effect of exchange rate changes on cash	(2)	28

Net decrease in cash and cash equivalents	(3,123)	(14,381)
Cash and cash equivalents, beginning of period	80,880	27,760

Cash and cash equivalents, end of period	$77,757	$13,379

CASH PAID FOR:
Income taxes	$109	$516
NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on marketable securities	$518	$36

The accompanying notes are an integral part of these consolidated financial statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1.  Description of Business

PeopleSupport is a leading offshore business process outsourcing (“BPO”) provider offering customer management, transcription and captioning and additional BPO services from its centers in the Philippines, Costa Rica and the United States, primarily. The Company provides complex and cost-effective outsourced services to a wide range of primarily U.S.-based clients that operate primarily within the travel, consumer, financial services, technology, telecommunications, healthcare, insurance and media industries.

In this report, all references to “us,” “we,” “our” and “the Company” refer to PeopleSupport, Inc. and its subsidiaries.

Note 2.  Basis of Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses and write-offs of accounts receivable, which amounted to $1,198 and $947 at September 30, 2007 and December 31, 2006, respectively. This allowance is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance based on historical experience, in addition to any credit matters with specific customers of which management is aware. The allowance is reviewed monthly in an effort to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when management believes it is probable the receivable will not be collected.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The Company’s revenue is concentrated among a small number of clients. Revenue and accounts receivable from the Company’s largest clients for the periods ended September 30, 2007 and 2006, were as follows:

			As of and
			For the Nine
			Months
	For the Three Months Ended		Ended
	September 30,		September 30,
	% of Revenue		% of Revenue		$ of A/R, net
	2007	2006	2007	2006	2007	2006

Customer A	23%	16%	22%	18%	$4,026	$3,827
Customer B	16%	15%	15%	16%	3,131	3,276
Customer C	13%	14%	14%	13%	3,118	3,017
Customer D	11%	12%	9%	9%	2,123	2,811

Note that in the above table Customer A refers to the largest customer for that particular period, Customer B is second largest and so on, and rankings for each three or nine month period in 2007 do not necessarily correlate to the rankings in the corresponding period in the prior year nor are they the same for the three and nine month period within the same year.

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

Impairment of Long-lived Assets

Long-lived assets, including fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An undiscounted cash flow analysis is utilized to determine whether impairment has occurred. If impairment is determined, the asset is written down to its estimated fair value. The estimation of future cash flows and fair values involves considerable management judgment. This analysis is performed in the fourth quarter of each year unless indicators of impairment become evident at an earlier date.

Goodwill and Other Intangible Assets

Goodwill and other intangibles are reviewed for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Stock-based Compensation Expense

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company’s stock price volatility and employee stock award exercise behaviors. The Company’s expected volatility is primarily based upon the historical volatility of PeopleSupport’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Note 3.	Cash, Cash Equivalents and Marketable Securities

The following tables summarize the value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of September 30, 2007 and December 31, 2006.

As of September 30, 2007, the Company’s holdings were as follows:

					Short-Term	Long-Term
	Amortized	Unrealized	Market	Cash & Cash	Marketable	Marketable
	Cost	Losses	Value	Equivalents	Securities	Securities

Cash and cash equivalents	$77,757	$—	$77,757	$77,757	$—	$—
Government bonds	24,992	9	25,001	—	19,000	6,001
Corporate bonds	8,931	(264)	8,667	—	5,000	3,667
Mortgage backed securities	14,374	(78)	14,296	—	—	14,296
Preferred stock	3,967	(323)	3,644	—	—	3,644

Total	$130,021	$(656)	$129,365	$77,757	$24,000	$27,608

As of September 30, 2007, the Company’s holdings matured as follows:

			Mortgage
	Corporate	Government	Backed	Preferred
Maturities	Bonds	Bonds	Securities	Stock	Total

1 year	$5,000	$19,000	$—	$—	$24,000
1 to 5 years	1,418	5,754	—	3,040	10,212
5 to 10 years	2,249	247	609	604	3,709
10+ years	—	—	13,687	—	13,687

Total	$8,667	$25,001	$14,296	$3,644	$51,608

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

As of December 31, 2006, the Company’s holdings were as follows:

						Short-Term
						Long-Term
	Amortized	Unrealized	Market	Cash & Cash	Marketable	Marketable
	Cost	Losses	Value	Equivalents	Securities	Securities

Cash and cash equivalents	$80,880	$—	$80,880	$80,880	$—	$—
Government bonds	33,992	(77)	33,915	—	24,942	8,973
Corporate bonds	16,184	(9)	16,175	—	14,578	1,597
Mortgage backed securities	9,615	(52)	9,563	—	—	9,563

Total	$140,671	$(138)	$140,533	$80,880	$39,520	$20,133

As of December 31, 2006, the Company’s holdings matured as follows:

			Mortgage
	Corporate	Government	Backed
Maturities	Bonds	Bonds	Securities	Total

1 year	$14,578	$24,942	$—	$39,520
1 to 5 years	1,597	8,729	—	10,326
5 to 10 years	—	244	715	959
10+ years	—	—	8,848	8,848

Total	$16,175	$33,915	$9,563	$59,653

Note 4.	Statement of Stockholders’ Equity and Accumulated Comprehensive Income

The components of accumulated comprehensive income are as follows:

		Unrealized
	Foreign	Loss on	Minimum
	Currency	Marketable	Pension
	Translation	Securities	Liability	Total

Balance, December 31, 2006	$1,119	$(138)	$(556)	$425
Quarterly change	368	110	9	487

Balance, March 31, 2007	1,487	(28)	(547)	912
Quarterly change	5	(636)	(35)	(666)

Balance, June 30, 2007	1,492	(664)	(582)	246
Quarterly change	—	8	1,595	1,603

Balance, September 30, 2007	$1,492	$(656)	$1,013	$1,849

The consolidated statement of stockholders’ equity and accumulated comprehensive income for the year ended December 31, 2006 included a $556 charge for the impact of the adoption of FASB 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”) as a component of current-period comprehensive income, rather than displaying the adoption impact as a separate component of accumulated other comprehensive income. The Company will adjust the presentation in the consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2006 in the Form 10-K for the year ending December 31, 2007. The revision will not have any impact on net income, total accumulated other comprehensive income, total assets or cash flows for the year ended December 31, 2006.

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

The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Options	937	8	714	58
Restricted Stock Units	113	—	108	—
Warrants	—	—	—	2

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:	6,354	23,357	$0.27	$3,512	18,503	$0.19
Effect of potential common shares:
Options	—	353	—	—	507	—
Restricted stock units	—	41	—	—	42	—

Diluted earnings per share	$6,354	23,751	$0.27	$3,512	19,052	$0.18

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Nine Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:	$14,124	23,472	$0.60	$10,195	18,408	$0.55
Effect of potential common shares:
Options	—	524	—	—	421	—
Restricted stock units	—	49	—	—	33	—

Diluted earnings per share	$14,124	24,045	$0.59	$10,195	18,862	$0.54

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Note 6.	Equity-Based Compensation

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

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on observed historical exercise patterns. Because of the very limited historical data, all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not historically paid regular cash dividends from inception. The following tables summarize the weighted average assumptions used in the calculation of fair market value for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	Stock Options		Restricted Stock Units
	2007	2006	2007	2006

Expected volatility	65%	53%
Dividends yield	0.0%	0.0%
Expected term	4.5	4.5	2.0	2.0
Risk free interest rate	4.8%	4.9%

	Nine Months Ended September 30,
	Stock Options		Restricted Stock Units
	2007	2006	2007	2006

Expected volatility	59%	54%
Dividends yield	0.0%	0.0%
Expected term	4.4	4.5	1.9	2.0
Risk free interest rate	4.6%	4.9%

	Nine Months
	Ended
	September 30,
	2007	2006

Net proceeds from stock options exercised	$621	$1,079
Tax benefits related to stock options exercised	37	621
Intrinsic value of stock options exercised	2,292	2,432

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The tables below summarize the activity under the stock-based compensation plan for the nine months ended September 30, 2007.

		Weighted	Weighted
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value

Balance at December 31, 2006	1,948	$9.56	8.2	$22,383
Granted	253	15.21
Forfeited	(298)	12.79
Expired	(13)	6.80
Exercised	(239)	3.14

Balance at September 30, 2007	1,651	$10.79	8.1	$4,840

		Wt. Avg.	Weighted
	Restricted	Value of	Remaining	Aggregate
	Stock Units	Awards	Contractual	Intrinsic
	Outstanding	at Grant	Term (Years)	Value

Balance at December 31, 2006	178	$13.90	1.5	$3,747
Granted	100	13.23
Canceled	(34)	11.80
Released	(22)	13.09

Balance at September 30, 2007	222	$14.00	1.2	$2,662

As of September 30, 2007, $6,345 of unrecognized compensation cost, net of expected forfeitures, related to unvested share-based compensation awards is expected to be recognized over a weighted average recognition period of 1.2 years.

Stock based compensation expense was classified in the statement of operations as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of revenues	$253	$155	$1,115	$412
Selling, general & administrative	1,143	567	2,795	1,463

	$1,396	$722	$3,910	$1,875

Note 7.	Pension Plan

The components of net periodic benefit cost for the Company’s statutory Philippine pension plan are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Service cost	$8	$418
Interest cost	2	49
Expected return on plan assets	(8)	(8)
Amortization of unrecognized initial net obligation	—	1
Amortization of unrecognized net actuarial loss	(94)	(81)

Net periodic benefit cost (income)	$(92)	$379

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

On December 7, 2006 a retiree benefit plan was adopted for the Company’s wholly owned subsidiary, PeopleSupport (Philippines), Inc. (“PSPI”). In 2007, $587 was contributed into the pension plan. The Company does not expect to make any additional contributions to the plan for the remainder of 2007, but this will be re-evaluated quarterly.

During the third quarter of 2007, the Company updated its estimates used to calculate the pension obligation and net periodic benefit cost. The update resulted in a reduction of $402 to the third quarter net periodic benefit cost.

Note 8.	Forward Foreign Currency Contracts

In January 2007, the Company entered into foreign currency forward contracts between the U.S. dollar and Philippine peso that expire ratably throughout the year and into 2008. While these contracts are not designated as hedges, the Company entered into these derivative contracts to partially offset the economic effect of the declining value of the U.S. dollar against the Philippine peso. Because substantially all of the Company’s revenue is denominated in U.S. dollars and a majority of its cost of revenue is denominated in Philippine pesos, a decline in the value of the dollar relative to the peso adversely impacts its operating margins and overall profit. The contracts are accounted for in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). This statement requires that derivative contracts not designated as hedges be marked to market with gains and losses of both open and closed contracts recorded in other income. The gain or loss as of the end of the reporting period for open contracts is also recorded as an asset or a liability.

As of September 30, 2007, forward exchange contracts in the nominal value of $184,000, with a fair market value of $187,283, were outstanding. The total amount recorded as other income due to the Company’s forward contracts is $5,357 for the nine month period ended September 30, 2007. The average exchange rate of the Company’s contracts is approximately 46 Philippine pesos for each U.S. dollar. Based on the value of open contracts as of September 30, 2007 and the associated forward rates, a 1% change in the value of the Philippine peso compared to the U.S. dollar could impact other income/expense by up to approximately $2 million.

Note 9.	Income Taxes

For the nine months ended September 30, 2007, the Company generated pretax income on a worldwide basis while recording a tax benefit from a loss in the U.S. The Company recorded a tax expense of $324 for the nine months ended September 30, 2007 related to net effect of its state tax expense, the portion of its income subject to tax in the Philippines, and the federal tax benefit recorded in the first quarter of 2007.

The Company recorded a valuation allowance against the additional U.S. federal net operating losses incurred in the quarter ended September 30, 2007 and maintained its federal deferred tax asset at the same level as on March 31, 2007, based on the Company’s expectations about the realization of U.S. federal deferred tax assets in the foreseeable future. Currently, the Company’s deferred tax assets total $20,822, combined short- and long-term, and consist primarily of U.S. federal and California net operating loss carryovers that expire from 2012 to 2027. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making this assessment. Management reassesses the realizability of deferred tax assets on a quarterly basis.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on management’s evaluation, management has concluded that no significant uncertain tax positions requiring recognition in the Company’s financial statements exist. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. No adjustments were required upon the adoption of FIN 48.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Note 10.  Segment and Geographic Information

The Company operates as two business segments:  customer management services and transcription and captioning services. The Company’s transcription and captioning service segment is not separately presented as it currently represents less than ten percent of the consolidated revenues, assets and profit of the Company. Substantially all of the Company’s revenue was derived from U.S.-based companies and is denominated in U.S. dollars.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
U.S.	$36,434	$29,947	$103,763	$78,729
Foreign	498	170	1,094	382

Total	$36,932	$30,117	$104,857	$79,111

	As of	As of
	September 30,	December 31,
Total Assets	2007	2006

U.S	$156,466	$179,767
Philippines	65,028	35,545
Costa Rica	1,750	2,279

Total	$223,244	$217,591

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Note 11.	Commitments

The following summarizes the Company’s contractual obligations at September 30, 2007, all of which represent operating lease payment obligations.

Operating
Years Ending December 31,	Leases

2007	$1,796
2008	6,814
2009	5,363
2010	5,663
2011	5,095
Thereafter	17,261

Total	$41,992

Year to date rent payments of $4,651 have not been included in the remaining obligation for the current year.

Note 12.	Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated, however, management believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains various liability insurance coverages to protect the its assets from losses arising out of or involving activities associated with ongoing and normal business operations.

The Company acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company (collectively, the “Subsidiaries”) in January 2006. The Subsidiaries were parties to an on-going arbitration proceeding and the arbitrator recently issued an award in the amount of $946 against the Subsidiaries. The Subsidiaries have filed a petition in Los Angeles Superior Court to vacate the award. The Company is entitled to indemnification from the Selling Stockholders through the purchase agreement with the Selling Stockholders and believes that the final disposition of such matter will not have a material adverse effect on the Company.

Note 13.	Property Company

In the first quarter of 2007, PeopleSupport Properties Philippines, Inc. (“PeopleSupport Properties”), a Philippine corporation owned 40% by PSPI and 60% by a statutorily required pension trust established for the benefit of PSPI’s employees, acquired two undeveloped properties, one in Manila and one in Cebu, for a total of $8,810. PSPI loaned the money to purchase the land to PeopleSupport Properties. PeopleSupport is considered to have a controlling interest in PeopleSupport Properties and its financial information is consolidated into PeopleSupport’s financial statements. To the extent PeopleSupport Properties operates at a loss, no minority interest will be shown in the financial statements. As of September 30, 2007, PeopleSupport Properties had recorded cumulative net losses of $1,004 related to purchasing and holding the property pending expected development.

Note 14.	Line of Credit

In July 2006, the Company entered into a loan agreement that provides a revolving line of credit for general corporate purposes and allows it to borrow up to $25.0 million. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest at either the

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

prime rate minus .25% or at LIBOR plus .65%. The Company does not have any borrowings outstanding under the loan agreement as of this time.

Note 15.	Description of Leasing Arrangement

The Company entered into a leasing agreement with a client effective May 1, 2007. The client has the right to lease the Company’s operational facilities including the voice and data infrastructure for up to a total capacity of 740 seats. As of September 30, 2007, the client is leasing and occupying 339 seats. The lease terminates on March 31, 2008 but with an option to renew for a maximum of two (2) three month terms. The Company is the lessor in this arrangement and the lease is classified as an operating lease. Revenue is recorded as earned over the life of the lease.

Note 16.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is in the process of determining the effect, if any, that the adoption of SFAS 157 will have on its results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS 159 on its Consolidated Financial Statements and expects to complete this evaluation in 2007.

Note 17.	Stock Repurchase Program

On August 6, 2007, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of the Company’s outstanding shares of common stock on the open market over a one-year period that will end on August 8, 2008.

In the quarter ended September 30, 2007 the Company repurchased 1,193 shares of common stock through open market purchases at an aggregate cost of $13,616.

Note 18.	Related Party Transactions

Jerome Woods, the founder of Rapidtext, a company acquired in 2006, was an officer of the Company up through August 7, 2007 and co-owner with one of the Company’s employees of a building rented to a subsidiary of the Company. At the time of the acquisition, the Company signed a three year agreement to continue to lease approximately 10,000 square feet of office space in Burbank, CA. Under the terms of the agreement, the Company pays rent of approximately $10 per month. The lease will expire in February 2009 and may be terminated with six months written notice at any time by the Company. The obligations under the acquired lease have been included in the Company’s contractual obligations. For the nine month period ended September 30, 2007 and 2006, the Company paid $102 and $98, respectively.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Note 19.	Stockholder Rights Plan

On August 27, 2007, the Board of Directors of the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s Common Stock to certain shareholders of record under certain circumstances where one or more acquirers have purchased 10% or more of the Common Stock. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a Preferred Share, at a per-share purchase price of $65.00 in cash, subject to adjustment (as so adjusted, the “Purchase Price”). A Right entitles the holder to receive that number of shares of Common Stock which equals such Purchase Price divided by one-half of the current market price of the Common Stock. The Company may at any time redeem the Rights in whole but not in part, at a redemption price of $0.001 (as adjusted) per Right.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including, without limitation, statements about the Company’s expectations regarding its revenues, clients, expenses, anticipated cash needs, estimates regarding its capital requirements and its needs for additional financing. The Company generally identifies forward-looking statements by using such terms as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe” or similar phrases or the negatives of such terms. The Company bases these statements on its beliefs as well as assumptions the Company made using information currently available. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” as well as other matters not yet known or not currently considered material. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, the Company’s dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets the Company serves, its ability to manage its growth, the risks associated with operations in the Philippines and Costa Rica, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in this report and in the latest report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report and, unless required by law, the Company does not undertake any obligation to update or revise these forward-looking statements. You should, however, review the factors and risks the Company describes in other reports and registration statements that it files from time to time with the SEC.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, which appear elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below in “Risk Factors” and elsewhere in this report.

Overview

The Company is a leading offshore business process outsourcing (“BPO”) provider offering customer management, transcription and captioning and additional BPO services from its centers in the Philippines, Costa Rica and the United States, primarily. The Company provides complex and cost-effective outsourced services to a wide range of primarily U.S.-based clients that operate primarily within the travel, consumer, financial services, technology, telecommunications, healthcare, insurance and media industries.

Customer Management is a service solution that integrates telephone, e-mail, live chat and web collaboration to deliver an excellent customer experience and improved revenue generation. The Company offers clients and their customers a wide range of specialized solutions, including customer care, inbound sales, technical support and direct response sales services using thousands of professionals for English-speaking customers. The Company’s Costa Rican facility serves clients requiring Spanish and bilingual services. The Company’s professionals are trained to understand its clients’ products and services and to maximize the quality of every customer interaction, while generating incremental revenues for its clients by up-selling and cross-selling additional products and services.

The Company’s Transcription & Captioning (“T&C”) services range from transcription of TV broadcasts, to subtitles and closed captioning, to the production of medical records from dictation. The Company added transcription and captioning capabilities through the acquisition of RapidText, Inc. and The Transcription Company in 2006.

Sources of Revenues

A majority of the Company’s revenue is derived from fees, which include:

•	time-delineated or production-based fees, including hourly or per minute charges and charges per interaction or transaction, and training fees, all of which are separately negotiated on an individual client basis; and

•	implementation fees, including revenue associated with the installation and integration of new clients into the Company’s telecommunications, information technology and client reporting structures.

	(In thousands)
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Time-delineated or production-based fees	$34,839	$27,556	$99,328	$72,112
Set-up and training fees	1,628	1,954	3,849	4,463
Other	465	607	1,680	2,536

Total	$36,932	$30,117	$104,857	$79,111

For the three and nine month periods ended September 30, 2007 and 2006, respectively, substantially all of the Company’s revenue was derived from U.S.-based clients.

Historically, revenue has been concentrated among three clients. For the nine month period ended September 30, 2007 the Company’s three largest clients accounted for 51% of its revenue, compared to 47% for the nine month period ending September 30, 2006.

Key Expense Categories

Cost of revenues.  Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs paid to the professionals the Company employs in the Philippines, Costa Rica and the United States. Employee costs, which account for approximately two-thirds of the Company’s cost of revenues, are paid in the local currency. Because the Company’s revenue is in U.S. dollars and most employee related costs are paid in the local currency, the Company is exposed to the risk of foreign currency fluctuations. Recently, the Philippine peso has strengthened against the U.S. dollar, resulting in increased costs. In an effort to try to minimize the downside risk of fluctuating currency rates, the Company enters into forward currency contracts from time to time.

The non-employee related portion of the Company’s cost of revenues includes telecommunications costs, information technology costs, rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers, and consulting services related to its customer management consulting group in the United States. Costs of revenues do not include depreciation of assets used in the production of revenue.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of expenses incurred at the Company’s U.S.-based corporate headquarters, including sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, costs associated with Sarbanes-Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences and other brand building and advertising) and other corporate expenses. The Company expects these expenses to increase as it continues to invest in its infrastructure to support the growth in its business.

Depreciation and amortization.  The Company currently purchases substantially all of its equipment. The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of assets, which range from one to seven years. The Company depreciates leasehold improvements on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The Company amortizes intangible assets on a straight-line basis over the useful life of the asset. If the actual useful life of any such asset is less than the estimated life, the Company would record additional expense or a loss on disposal to the extent the net book value of such asset is not recovered upon sale.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company’s actual results may differ from these estimates. The following accounting policies are the policies the Company believes are the most critical to assist investors in fully understanding and evaluating its consolidated financial condition and results of operations.

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

The Company generally recognizes revenue from services as those services are performed and in accordance with signed client contracts. Certain implementation fees are recognized ratably over the life of the contract. The Company recognizes revenue from the operating lease fees by recognizing the aggregate amount of the lease over the life of the lease.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition. As of September 30, 2007 and December 31, 2006, the Company’s balance sheets reflect $5.6 million and $4.6 million in deferred revenues, respectively.

Accounting for Stock-based Awards

Since January 1, 2006, non-cash stock-based compensation expense has been accounted for in accordance with SFAS 123(R). The Company uses the Black-Scholes-Merton model to estimate the fair value of its share-based payment awards on the date of grant. The two key assumptions used in this calculation are the expected term of the option and the volatility of the Company stock. Based upon a third party analysis, the Company estimates the expected term of its options for the three and nine month periods ended September 30, 2007 to be 4.5 and 4.4 years, respectively. To estimate its volatility, the Company uses a combination of both a peer group and its historical volatility. The Company’s expected volatility for the three and nine months ended September 30, 2007 was 65% and 59%, respectively.

The Company issues both incentive and nonqualified stock options along with restricted stock units.

Accounting for Income Taxes

At September 30, 2007, the Company had U.S. and California net operating loss carry-forwards of approximately $60.6 and $23.4 million, respectively, which may be used to offset future taxable income. The value of the carry-forwards is recorded on its balance sheet as deferred tax assets of $20.8 million. The U.S. carryforwards expire from 2020 to 2027 and the California carryforwards expire from 2012 through 2015. The deferred tax assets have been partially offset by a deferred tax asset valuation allowance equal to the deferred tax assets that the Company does not believe are more likely than not to be used. During the three month period ended September 30, 2007, the Company assessed the deferred tax asset valuation allowance and determined that $3.1 million of the deferred tax asset would not be utilized. These amounts are subject to review and possible adjustment by tax authorities.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted the provisions of FIN 48 effective January 1, 2007. At adoption, FIN 48 did not have any affect on the Company’s financial statements. See Note 9 for additional information.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, that the adoption of SFAS 159 will have on its results of operations or financial position.

Summary Financial Results

For the three and nine months ended September 30, 2007, revenues increased 22.6% and 32.5% to $36.9 million and $104.9 million, respectively, compared to the same periods in 2006. For the three and nine months ended September 30, 2007, revenues from customer management services accounted for the entire increase as existing financial services and travel and consumer clients continued to expand. The increase was partly offset by a decrease in revenues from the Company’s Technology and Telecommunication clients, primarily as a result of lost Vonage U.S. business from March of 2007.

Net income increased for the three months ended September 30, 2007 to $6.4 million, or $0.27 per diluted share, from $3.5 million, or $0.18 per diluted share for the same period in 2006. Net income increased for the nine months ended September 30, 2007 to $14.1 million, or $0.59 per diluted share, from $10.2 million, or $0.54 per diluted share for the same period in 2006. The increase in net income for the three and nine months ended September 30, 2007 was due to revenue growth but partly offset by increased cost of revenue as a percent of sales and growing selling, general and administrative expenses including depreciation and amortization. The impact of a weaker U.S. dollar continues to increase cost of revenue as a percent of revenue. The Company has taken several steps to minimize the impact, including a realignment of operations with the Company’s key vertical industries to improve utilization of the workforce, gain other operational efficiencies and at the same time optimize client service levels. The Company’s selling, general and administrative expenses, including depreciation and amortization expenses, increased as the Company continues to make additional investments in its infrastructure to support the growth, but remained mostly flat as a percent of revenue.

Results of Operations

The following table shows the listed items from the consolidated statements of operations as a percentage of revenues for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization expense shown below)	70%	65%	72%	62%
Selling, general, and administrative	17%	16%	17%	18%
Depreciation and amortization	6%	6%	7%	6%

Income from operations	7%	13%	4%	14%
Interest income	4%	2%	4%	2%
Other income	7%	—	5%	—

Income before provision for income taxes	18%	15%	13%	16%
Provision for income taxes	(1)%	(3)%	—	(3)%

Net income	17%	12%	13%	13%

Three Months Ended September 30, 2007 compared with Three Months Ended September 30, 2006

Revenues

Revenues increased $6.8 million, or 22.6%, to $36.9 million for the three month period ended September 30, 2007 from $30.1 million for the three month period ended September 30, 2006. The Company believes this increase primarily resulted from the overall increase in the demand for outsourcing services and its ability to capture a larger share of its clients’ outsourcing needs. The Company expects revenue to continue to grow as the market for BPO services continues to expand. This increase was primarily attributable to an increase of $1.6 million in revenue associated with services provided to new clients and an increase of $4.1 million in fees associated with a higher volume of services to existing clients. There was an increase of $1.5 million from the leasing of a portion of the facility and infrastructure to a third party. This was offset by a decrease in training revenue of $0.4 million. There was a decrease in other revenue of $0.1 million and an increase in re-billed revenue of $0.1 million.

Cost of Revenues

Cost of revenues increased $6.2 million, or 32.1%, to $25.7 million for the three month period ended September 30, 2007 from $19.5 million for the three month period ended September 30, 2006. The increase was primarily attributable to the increase in revenue, the appreciation of the Philippine peso and some new contracts currently experiencing a lower profit margins. The Company anticipates that these trends will continue through much of the year and that its cost of revenues will comprise a larger percent of revenue than in 2006. Specifically, payroll related costs increased $3.3 million, net of $0.4 million favorable pension expense adjustment from the yearly update of underlying assumptions and estimates, as the Company increased its workforce to meet increased demand for services, and as a result of the appreciation of the Philippine peso. Facilities related costs increased

$2.0 million as the Company added additional facilities due to its growth and anticipated future growth. Travel costs increased $0.2 million as the Company increased operations in Costa Rica and additional cities in the Philippines. Computer and telephone systems related expenses increased $0.6 million as the Company increased revenues and also incurred maintenance and internet service charges. Stock based compensation expense increased $0.1 million.

Cost of revenues as a percentage of revenues increased to 69.7% for the three month period ended September 30, 2007 from 64.7% for the three month period ended September 30, 2006.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.6 million, or 33.5%, to $6.4 million for the three month period ended September 30, 2007 from $4.8 million for the three month period ended September 30, 2006. The increase is primarily attributable to increased salaries and wages of $0.5 million. In addition, stock-based compensation expenses increased $0.6 million compared to the three month period ended September 30, 2006. Travel and other expenses costs increased $0.1 million. Office and other expense increased $0.4 million.

As a percentage of revenue, selling, general and administrative expenses increased to 17.3% during the three month period ended September 30, 2007 compared to 15.9% for the three month period ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization costs for the three month period ended September 30, 2007, increased $0.5 million or 28.3% to $2.4 million from $1.9 million for the three month period ended September 30, 2006. The increase was due to increased depreciation of $0.3 million on leasehold improvements and infrastructure expenditures associated with the facilities added in the Philippines, including the PeopleSupport Center, new offices in Manila and in Baguio. The depreciation of its U.S. property, mostly IT infrastructure improvements, increased $0.2 million. Depreciation and amortization is expected to increase as the Company continues to expand its infrastructure and facilities.

Interest Income

Interest income increased $1.1 million to $1.6 million for the three month period ended September 30, 2007 from $0.5 million for the three month period ended September 30, 2006. The increase in interest income was due to increased investments from the proceeds received from the Company’s secondary offering in November 2006. Interest income is primarily dependent on the use of funds and, to a lesser extent, the average interest rate.

Other Income

For the three month period ended September 30, 2007, the Company recorded other income of $2.6 million. This is primarily due to the purchase of foreign currency forward contracts between the Philippine peso and U.S. dollar. The peso appreciated, resulting in a gain of $2.2 million. Of this total, approximately $1.1 million relates to closed contracts and the remaining $1.1 million relates to open contracts that will be settled ratably over the next 22 months. The Company expects other income to fluctuate significantly over the course of the year as a result of the purchase of the foreign currency forward contracts. As the peso appreciates compared to the dollar, other income should increase and as the peso depreciates compared to the dollar, other income is expected to become an expense.

Provision for Income Taxes

For the three month period ended September 30, 2007, the Company recorded a provision for income tax expense of $0.3 million. This compares to a provision for income taxes of $1.1 million for the three month period ended September 30, 2006. The Company recorded a provision related to certain Philippine taxable income not included in the tax holiday and effect of state taxes, offset by its increased mix of income in countries with tax holidays resulting in a tax loss and a corresponding tax benefit in the U.S.

Nine Months Ended September 30, 2007 compared with Nine Months Ended September 30, 2006

Revenues

Revenues increased $25.7 million, or 32.5%, to $104.9 million for the nine month period ended September 30, 2007 from $79.1 million for the nine month period ended September 30, 2006. The Company believes this increase primarily resulted from the overall increase in the demand for outsourcing services and its ability to capture a larger share of our clients’ outsourcing needs. The Company expects revenue to continue to grow as the market for BPO services continues to expand. This increase was primarily attributable to an increase of $15.5 million in revenue associated with services provided to new clients and an increase of $9.1 million in fees associated with a higher volume of services to existing clients. There was an increase in re-billed expense of $0.5 million which was offset by a decrease in training of $0.7 million. Other revenue increased by $1.3 million, which resulted from an increase of $2.4 million from lease revenue offset by a decrease of $0.9 million in other revenue, and a decrease in transcription services of $0.2 million.

Cost of Revenues

Cost of revenues increased $26.2 million, or 53.6%, to $75.2 million for the nine month period ended September 30, 2007 from $49.0 million for the nine month period ended September 30, 2006. The increase was primarily attributable to the increase in revenue, the appreciation of the Philippine peso, and a lower negotiated profit margin on new contracts. The Company anticipates that these trends will continue through much of the year and that cost of revenues will comprise a larger percent of revenue than in 2006. Specifically, payroll related costs increased $15.3 million as the Company increased its workforce to meet increased demand for services combined with an unfavorable exchange rate. Facilities related costs increased $7.4 million as the Company added additional facilities due to its growth and anticipated future growth. Travel costs increased $0.6 million as the Company added operations in Costa Rica and additional cities in the Philippines. Computer and telephone systems related expenses increased $2.2 million as the Company incurred maintenance and internet service charges. Stock based compensation expense increased $0.7 million.

Cost of revenues as a percentage of revenues increased to 71.7% for the nine month period ended September 30, 2007 from 61.9% for the nine month period ended September 30, 2006.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.0 million, or 27.8%, to $18.4 million for the nine month period ended September 30, 2007 from $14.4 million for the nine month period ended September 30, 2006. The increase is primarily attributable to increased salaries and wages of $1.4 million. In addition, stock-based compensation expenses increased $1.3 million compared to the nine month period ended September 30, 2006. Facilities and telecommunications costs also increased $1.2 million and travel costs increased $0.2 million. These increases were partially offset by a decrease in marketing and research development fees of $0.1 million.

As a percentage of revenue, selling, general and administrative expenses decreased to 17.6% during the nine month period ended September 30, 2007 compared to 18.2% for the nine month period ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization costs in the nine month period ended September 30, 2007, increased $2.4 million or 50.1% to $7.2 million from $4.8 million for the nine month period ended September 30, 2006. The increase was due to increased depreciation of $1.6 million on leasehold improvements and infrastructure expenditures associated with the facilities added in the Philippines including the PeopleSupport Center, new offices in Manila and in Baguio. The depreciation of the Company’s U.S. property, mostly IT infrastructure improvements, increased $0.5 million and leasehold improvements, IT and other equipment in Costa Rica increased depreciation expenses $0.3 million. Depreciation and amortization is expected to increase as the Company continues to expand its infrastructure and facilities.

Interest Income

Interest income increased $3.2 million to $4.6 million for the nine month period ended September 30, 2007 from $1.4 million for the nine month period ended September 30, 2006. The increase in interest income was due to increased investments from the proceeds received from the secondary offering in November 2006. Interest income is primarily dependent on the Company’s use of funds and, to a lesser extent, the average interest rate.

Other Income

For the nine month period ended September 30, 2007, the Company recorded other income of $5.8 million. This is due to the purchase of foreign currency forward contracts between the Philippine peso and U.S. dollar. The peso appreciated, resulting in a gain of $5.4 million. Of this total, approximately $2.1 million relates to closed contracts and the remaining $3.3 million relates to open contracts that will be settled ratably over the next 22 months. In addition, the Company recorded a gain on foreign currency translations of $0.4 million on transactions in the Philippines. The Company expects other income to fluctuate significantly over the course of the year as a result of the purchase of the foreign currency forward contracts. As the peso appreciates compared to the dollar, other income should increase and as the peso depreciates compared to the dollar, other income is expected to become an expense.

Provision for Income Taxes

For the nine month period ended September 30, 2007, the Company recorded a provision for income taxes of $0.3 million. This compares to a provision for income taxes of $2.2 million for the nine month period ended September 30, 2006. The Company recorded a provision related to certain Philippine taxable income not included in the tax holiday and effect of state taxes, offset by an increased mix of income in countries with tax holidays resulting in a tax loss and a corresponding tax benefit in the U.S.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through cash flows from operations, sales of equity securities and interest income earned on cash, cash equivalents and investments. As of September 30, 2007, the Company had working capital of $108.5 million, including cash and cash equivalents totaling $77.8 million, marketable securities of $24.0 million and net accounts receivable of $20.0 million. In addition, the Company has long term marketable securities of $27.6 million.

Operating Activities

Net cash provided by operating activities was $22.6 million and $15.0 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The cash provided is primarily due to the net income of $14.1 million, depreciation and amortization expenses of $7.2 million, stock-based compensation costs of $3.9 million, increased deferred revenue of $1.0 million, provision for doubtful accounts of $0.3 million, prepaid and other expenses decrease of $1.9 million, amortization of deferred compensation costs for the Management Incentive Plan of $0.3 million and an increase in deferred rent of $0.7 million. These amounts were offset by an unrealized loss on foreign exchange forward transactions of $3.3 million, accounts receivable increase of $2.2 million, accounts payable decrease of $0.9 million and deferred income taxes increase of $0.4 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2007 and 2006 was $12.6 million and $30.7 million, respectively. Cash used in investing activities for the nine months ended September 30, 2007 was primarily comprised of purchases of property of $10.7 million and equipment of $9.4 million. In addition, the Company purchased marketable securities totaling $69.9 million and received proceeds from the sale of marketable securities of $77.5 million.

Capital expenditures for the nine months ended September 30, 2007 totaled $20.1 million. The two parcels of land in the Philippines accounted for $9.0 million of that total. The remaining $11.1 million was primarily spent on telecommunications equipment, leasehold improvements, computer hardware and software and furniture and fixtures in support of expanding facilities and infrastructure. Excluding any possible development of the land, the Company expects the remaining capital expenditures for the year to be between $2.0 million and $4.0 million. The majority of the budgeted expenditures are related to information technology infrastructure. The Company is still considering various sale-leaseback and other strategic arrangements for the parcel in Manila. For the parcel in Cebu, the Company is developing plans to build a 4,000 seat center. Construction is anticipated to start in 2008 and be finished within two years. Total cost for construction of the building, excluding build-out costs, is estimated to be $20 to $25 million at current exchange rates.

Financing Activities

Net cash (required)/provided by financing activities for the nine months ended September 30, 2007 and 2006 was $(13.2) million and $1.3 million, respectively.

Based on the current level of operations, the Company expects that its working capital and cash, cash equivalents and marketable securities, will be adequate to meet anticipated cash needs. Although the Company currently does not have any specific plans to do so, to the extent management decides to pursue one or more significant strategic acquisitions, the Company may incur debt, utilize its line of credit or sell debt or additional equity to finance those acquisitions.

Off-Balance Sheet Arrangements

Line of Credit

In July 2006, the Company entered into an agreement that provides a revolving line of credit for general corporate purposes and allows it to borrow up to $25.0 million. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest at either the prime rate minus .25% or at LIBOR plus .65%. The Company does not have any borrowings outstanding under the loan agreement as of this time.

Forward Contracts

In January 2007, the Company entered into foreign currency forward contracts between the U.S. dollar and Philippine peso that expire ratably throughout the year. While these contracts are not designated as hedges, the Company entered into these derivative contracts to partially offset the effect of the declining value of the U.S. dollar against the Philippine peso. Because all of its revenue is denominated in U.S. dollars and a majority of its expenses are denominated in Philippine pesos, a decline in the value of the dollar relative to the peso adversely impacts its operating margins and overall profit. The contracts are accounted for in accordance with SFAS 133. This statement requires that derivative contracts not designated as hedges be marked to market with gains and losses of both open and closed contracts recorded in other income. The gain or loss as of the end of the reporting period for open contracts is also recorded as an asset or a liability.

As of September 30, 2007, $184.0 million of the contracts were outstanding and $59.0 million worth of contracts had been settled. The settled contracts resulted in a gain of $2.1 million and the open contracts resulted in a gain of $3.3 million for the nine month period ended September 30, 2007. The total amount recorded as other income due to forward contracts is $5.4 million. In addition, the open contracts are recorded as an asset on the balance sheet of $3.3 million. The average exchange rate of both the settled and open contracts is approximately 46 Philippine pesos for each U.S. dollar. Based on the value of open contracts as of September 30, 2007 and the associated forward rates, a 1% change in the value of the Philippine peso compared to the U.S. dollar could impact other income/expense by up to approximately $2 million.

Contractual Obligations

As of September 30, 2007, the Company’s contractual obligations primarily consisted of operating lease payment obligations. See Note 11 for additional information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

While the functional currency for all of the Company’s geographic areas is the U.S. dollar, the results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the nine months ended September 30, 2007 and 2006, 69.0% and 58.0%, respectively, of the Company’s operating expenses were generated in the Philippine local currency. The Company derives substantially all of its revenues in U.S. dollars. A 10% change in the value of the U.S. dollar relative to the Philippine peso would have affected its Philippine operating costs by $5.9 million for the nine months ended September 30, 2007. Expenses relating to operations outside the United States increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to increased costs associated with higher revenue generation in customer management services.

The Company funds its Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican colónes on an as-needed basis. To date, the Company has not entered into any derivative contracts related to the Costa Rican colónes. A 10% change in the value of the Costa Rican colónes relative to the U.S. dollar would have affected Costa Rican costs by less than $0.5 million for the nine month period ended September 30, 2007.

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $77.8 million and marketable securities totaling $51.6 million at September 30, 2007. These amounts were invested primarily in money market funds, corporate bonds and federal agency securities. Using the September 30, 2007 balances, a 1% (100 basis point) change in the interest rates on its investments would affect its interest income by less than $0.02 million and the market value by $0.20 million.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective and that the financial statements included in this report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting.  There were not any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company intends to regularly review and evaluate the design and effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated, however, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations.

The Company acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company (collectively, the “Subsidiaries”) in January 2006. The Subsidiaries were parties to an on-going arbitration proceeding and the arbitrator recently issued an award in the amount of $0.9 million against the Subsidiaries. The Subsidiaries have filed a petition in Los Angeles Superior Court to vacate the award. The Company is entitled to indemnification from the Selling Stockholders through the purchase agreement with the Selling Stockholders and believes that the final disposition of such matter will not have a material adverse effect on the Company.

ITEM 1A.  Risk Factors

Set forth below, elsewhere in this Form 10-Q and in other documents the Company files with the SEC are important risks and uncertainties that could cause its actual results of operations, business and financial condition to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q. Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Form 10-Q for the quarter ended June 30, 2007. You should not construe the following cautionary statements as an exhaustive list. The risk factors contained in this report reflect only changes from or additions to the risks stated in the 10-K for 2006, and these risks must be read in conjunction with those in the 10-K.

The Company’s revenues are highly dependent on four major clients that collectively accounted for 63% of its revenues for the quarter ended September 30, 2007, and any loss of business from its major clients would reduce its revenues and seriously harm the Company.

For the quarter ended September 30, 2007, the Company’s four largest customers, Expedia, Washington Mutual, EarthLink and JPMorgan Chase, accounted for 63% of its revenues. If the Company fails to renew or extend its contracts with its clients, or if these contracts are terminated for cause or convenience, our clients will not have any obligation to purchase services from the Company. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm the Company’s business, negatively affect operating results and may lead to a decline in the price of its common stock.

Substantial future sales of the Company’s common stock in the public market could cause the Company’s stock price to fall.

Substantial future sales of common stock in the public market, or the perception that these sales could occur, could cause the market price of the common stock to decline. At September 30, 2007, 22.5 million shares of common stock were outstanding and 1.9 million shares were to be issued upon the exercise of outstanding restricted stock units and options. In addition, the Company may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market.

Delaware law and the Company’s amended and restated certificate of incorporation, bylaws and the recently adopted stockholder rights plan contain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.

The Company’s certificate of incorporation, bylaws and stockholder rights plan contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by the board of directors. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. In particular, the Company’s certificate of incorporation and bylaws include provisions that:

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

The Company recently announced the adoption of a stockholder rights plan and declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record as of September 7, 2007. Each Right entitles the holder to purchase one unit consisting of one one-hundredth of a preferred share at a per-share purchase price of $65.00, subject to adjustment. Under certain circumstances, if a person or group acquires 10% or more of the outstanding Common Stock, holders of the Rights (other than the person or group triggering their exercise) will be able to purchase from the Company a number of shares of the Common Stock equal to the $65.00 exercise price divided by one-half of the current market price of the Common Stock. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Board of Directors, the plan could make it more difficult for a third party to acquire the Company (or a significant percentage of the outstanding capital stock) without first negotiating with the Board of Directors regarding such acquisition.

Additionally, because the Company is incorporated in Delaware, it is subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with the Company. These provisions in the amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our Common Stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) On August 9, 2007, the Board of Directors authorized a stock repurchase program to repurchase up to $25 million of the Company’s outstanding shares of common stock on the open market over a one-year period that will end on August 8, 2008.

				Dollar Value of
		Average Price		Remaining Shares
	Number of	per Share		That May Yet be
	Shares	(Excluding	Purchase	Purchased Under
	Purchased	Commissions)	Price	The Plans or Programs
	(In thousands, except share amounts)

Repurchased shares August 1 — August 31, 2007	188	$11.32	$2,128	$22,866
Repurchased shares September 1 — September 30, 2007	1,005	11.43	11,488	$11,348

Total	1,193	$11.41	$13,616	$11,348

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

(a) None

(b) None

ITEM 6.	Exhibits

Exhibit
Number

4	.1*	Stock Rights Agreement dated August 27, 2007 between Registrant and Computershare Trust Company, N.A. as Rights Agent
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s current Report on Form 8-K, dated August 27, 2007.

**	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on November 6, 2007.

PeopleSupport, Inc.

By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)