Form 10-K
period 2007-12-31
PeopleSupport, Inc.
filed 2008-03-06
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-33679

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates (based on the closing price of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global market) was $123,199,063.

As of March 3, 2008, there were 21,751,316 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2007 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PeopleSupport, Inc. and Subsidiaries

FORM 10-K
For the Fiscal Year Ended December 31, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We generally identify forward-looking statements by using such terms as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases. We base these statements on management’s beliefs as well as assumptions using information currently available. Such forward-looking statements reflect our current views, plans, expectations and intentions regarding future events, and involve certain known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results, performance or achievements expressed or implied by such statements. Factors that may cause anticipated results to differ include: our dependence on a limited number of clients; foreign currency exchange risk; risks associated with operations in the Philippines and Costa Rica; competitive conditions in the markets we serve; our ability to manage growth, our ability to hire and retain employees; unexpected regulatory actions or delays or government regulation generally; adverse trends in industry growth; failure of new service offerings; failure to achieve increased operational efficiencies and productivity; and other risks identified from time-to-time in our filings with the Securities and Exchange Commission. These forward-looking statements represent estimates and assumptions only as of the date they are made. We undertake no obligation to update or revise these forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made. You should review the risk factors described in reports and registration statements that we file from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

All references to “we,” “our,” and “us” in this Annual Report on Form 10-K refer to PeopleSupport, Inc. and its subsidiaries.

Overview

PeopleSupport is a leading offshore business process outsourcing (“BPO”) provider offering customer management, transcription and captioning and additional BPO services from our centers in the Philippines, Costa Rica and the United States. We provide complex and cost-effective outsourced services to a wide range of primarily U.S.-based clients that operate predominantly within the travel and consumer, financial services, technology, telecommunications, healthcare, insurance and media industries. Our services are designed to reduce costs, improve performance and increase revenues by delivering high quality, value-added, multilingual voice and text services.

Corporate Background and History

PeopleSupport was founded in 1998 when we began to provide outsourced customer management services from our Los Angeles outsourcing center. In 2000 and 2001, we restructured our business by relocating our outsourcing operations first to St. Louis, Missouri and then to the Philippines. In connection with our relocation to the Philippines, we purchased the assets of a Philippine-based outsourcing company and formed PeopleSupport (Philippines), Inc. In 2003, we completed the migration of our outsourcing operations to the Philippines and closed our facility in St. Louis. As the demand for our offshore outsourced services grew, we expanded our outsourcing operations in the Philippines. We currently operate eight outsourcing facilities and as of the end of December 2007 employ approximately 8,000 personnel in the Philippines and nearly 9,000 worldwide. In January 2006, we began providing transcription and captioning services through the acquisition of RapidText, Inc. and its subsidiary. In 2006, we also opened our first center in Costa Rica and began serving clients requiring Spanish and bilingual English-Spanish services. Our headquarters are located in Los Angeles, California.

Industry Overview

According to Gartner, an international research firm, the offshore BPO market is projected to grow from $6.4 billion to $42.9 billion from 2005 to 2009. We believe that the demand for BPO services will continue to grow as large and mid size companies worldwide, who may be impacted by growing competition, pricing pressures and softness in their local economies, are turning to more cost-effective, high quality and value added service providers to enhance their customers’ experience with their products or services.

We believe that, to attain high quality BPO services at a lower cost, many companies are moving selected front- and back-office processes to providers with offshore delivery capabilities. At the same time, we believe offshore providers have become more accepted by businesses and their customers. As a result, a large number of BPO services companies have established offshore operations.

India currently accounts for the largest share of the offshore BPO market. However, the offshore industry has been expanding beyond India to countries such as the Philippines, Costa Rica, China and Russia. We believe the Philippines has emerged as an attractive alternative to India as a destination for offshore outsourcing services, particularly BPO services that require complex, value-added voice interactions in English.

We believe that the majority of customer management services that could be outsourced are still performed in-house, representing a significant opportunity for us. In addition, we believe the following factors will continue to influence companies to outsource their business processes, including their customer management functions:

•	Significant cost benefits;

•	Best practices in leveraging learned experiences across multiple clients in an efficient and effective manner, particularly within the client’s specific industries;

•	The importance of professionally managed customer communications to retain and grow customer relationships, and generating revenues for our clients by up-selling and cross-selling additional products and services;

•	The ability to free available resources and management to focus on developing core products and services;

•	The use of highly skilled professionals by the outsourcing industry;

•	The extensive and ongoing staff training and associated costs required for maintaining in-house technical support and customer service solutions; and

•	The ability to avoid capital requirements for the sophisticated communications technology needed to provide timely, high quality customer service.

Competitive Strengths

We believe our large scale offshore business model with a clear emphasis on industry verticals has allowed us to successfully create a sustainable and scalable position as a leading offshore BPO services provider.

Low Cost Offshore Delivery Model

The Philippines, where the majority of our BPO centers are located, is an attractive and growing market for offshore business process outsourcing services. The Philippines, with a large pool of skilled, college-educated professionals, has the third largest English-speaking population in the world. English is used to teach mathematics, science and health beginning in the third grade and is the primary language of instruction in college. Many Filipinos are familiar with Western business practices and have an affinity for American culture, which we believe offers a substantial advantage in interacting with U.S. consumers and processing their business transactions. In addition, the Philippines has a well-developed telecommunications and utility infrastructure and is an attractive business environment for BPO companies. For instance, we have fiber optic lines to all of our outsourcing centers in the Philippines. The Philippine government has encouraged foreign investment and provided significant assistance to the BPO industry through tax holidays, changes to the country’s educational curriculum and relaxation of certain regulatory restrictions. We believe our English-speaking workforce enables us to provide consistent, high quality outsourcing services at costs generally comparable to other offshore locations and substantially lower than those in the United States.

Our scalable platform allows us to bring additional outsourcing centers online quickly and efficiently. In the first half of 2006, we opened an outsourcing center in Costa Rica where we currently have approximately 400 personnel serving bilingual English-Spanish customers of our financial institution client.

Deep Industry Expertise with a Focus on Collaborative Client Relationships

Our industry-focused sales and client development structure has allowed our sales personnel and client service directors to focus on specific industries, and acquire a thorough understanding of our clients’ business issues and customer needs. As a result, we have developed substantial expertise in the key industries where we do business, which requires complex customer management services. For example, we believe that we are the only offshore BPO company accredited by IATA, the International Air Transport Association, which provides us special travel and hospitality benefits as well as attractive recruiting and retention advantages. We collaborate with each of our clients to understand their outsourcing needs and jointly create solutions and service offerings. As part of these efforts, many of our clients visit our facilities in the Philippines to participate directly in the training of our professionals, or we go to their facilities to get trained in specific programs for their requirements. Our clients also invest resources to integrate their processes and technologies with ours to make our services transparent to their customers and provide real-time access to data and reports. We believe that by collaborating with our clients on training programs and integrating our processes, IT and reporting systems, we will continue to develop long-term strategic relationships.

Sales and Service Delivery Effort Focused on Every Step of the Customer Interaction

We focus on providing cost-effective solutions that maximize the quality of every customer interaction and generate incremental revenues for our clients by up-selling and cross-selling additional products and services. We have extensive experience in recruiting qualified professionals, providing them uniform training, and tracking their performance with detailed, metric-rich performance reports. In addition, we focus on customer retention for our clients. For example, we employ a variety of measures and strategies to retain customers who may be considered at risk for cancellation or defection. Through our emphasis on customer satisfaction and incremental revenue generation, we improve sales of our clients’ products and services, strengthen their relationships with their customers and increase the likelihood of repeat sales.

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

Attractive Employment Culture

We believe we have established a corporate culture that enables us to attract and retain talented professionals. We have developed an extensive recruiting network to attract high quality talent, primarily from universities, throughout the Philippines and more recently in Costa Rica. Our reputation allows us to attract high quality candidates and be highly selective in our recruiting. We also offer a broad range of programs for enhancing employee retention and encouraging career development, including creating rewards and recognition for performance, stressing professional development through continuing education, offering attractive compensation and comprehensive benefits packages and encouraging open communication between employees and management.

Our Business Strategy

We believe that our large scale offshore business model with a clear emphasis on industry verticals is the most effective way to provide our services. Our objective is to drive growth, improve profitability and to build long term value by pursuing the following strategic initiatives:

Increase Organic Growth, Add New Customers and Expand Geographies

Within our existing clients we have the opportunity to increase our share of their in-house seats as well as gain share from our competitors by providing consistently high quality service. We intend to use our expertise to identify additional BPO opportunities within our existing client base as well as targeting other prospective clients that have large customer bases and complex customer management needs. We are also looking to grow our client base in new geographies and recently engaged a Sales Director for the European region to develop this market.

Deliver High Quality, Value — Added Multilingual Services

Our operating strategy is to deliver superior operating performance, which we believe is one of our key sustainable competitive differentiators. We assist clients with the transformation of their customer care processes through the integration of automation and the re-engineering of day-to-day operations. Our services enable businesses to focus on core operations, respond to rapidly changing technologies and reduce expenses associated with business processes and information processing. We believe that providing high quality and value added multilingual services are essential to building and expanding long term client relationships.

With our comprehensive infrastructure, sophisticated training programs in each of our global contact centers and strong in-house IT expertise, we can provide clients significant cost savings and improved customer satisfaction. We believe that attracting, training, and retaining high quality employees is key to our growth. We seek to hire motivated individuals with strong character and leadership traits and provide them with ongoing technological and leadership skills training. Our goal is to meet or exceed the quality standards set by our clients and to become their number one service center.

We focus on operating metrics throughout the organization which provides greater insight and accountability and in turn drives operational excellence. We will continue to invest in technology and people to drive further operating improvements. A cornerstone of our operating strategy is personal accountability through a pay-for-performance program.

Diversify Service Offerings to Leverage Existing Infrastructure

We seek to enhance our portfolio of services by focusing on client requirements, emerging trends and new technologies that will create the need for additional BPO services. We believe we can drive our return on invested capital by leveraging our existing base of skilled professionals and infrastructure. Currently, our customer management services are performed predominantly in the Philippine nighttime (the U.S. daytime). We are focusing on expanding services that we can provide during the Philippine daytime in order to better utilize our production seat capacity. For example, we have used customer service seats to perform non-voice services during customer call down-times. We believe we can offer off-peak services using our existing BPO facilities, without the need for significant additional capital expenditures.

Expand to Additional Countries

We conduct the majority of our outsourcing services in the Philippines and, although the Philippines is an attractive offshore BPO services market in which we have a strong competitive position, we continue to evaluate new geographic markets. With our expansion to Costa Rica, we see the potential to increase our Spanish and bilingual English-Spanish services and provide geographic diversification.

Pursue Selective Strategic Acquisitions

In January 2006, we began providing transcription and captioning services through the acquisition of RapidText, Inc. and its subsidiary, The Transcription Company, which have operations based in the United States. Since then, we have built transcription and captioning operations in the Philippines and are currently providing these services in both the United States and the Philippines. We believe that pursuing selective acquisitions of additional BPO services companies could expand our breadth of services, facilitate expansion into new markets and locations and increase our client base. We will evaluate opportunities to add new outsourcing center facilities, new skill sets and additional offshore operations. We will consider acquiring additional complementary BPO businesses or assets, such as companies focused on back-office processing services, companies located in new geographic regions or select client contracts of other outsourcing companies that can be better served by our platform.

Improve Operational Efficiencies to Partly Mitigate Unfavorable Impact of Appreciating Foreign Currencies

We conduct the majority of our outsourcing services in the Philippines and pay for most of these services in the local currency, the Philippine peso. Over the last two years the Philippine peso has appreciated in excess of 25% versus the US dollar, making it more expensive and challenging to maintain historic margins. In an effort to minimize currency impact on margins, we plan to continue to re-align operations by key verticals to improve workforce utilization, gain other operational efficiencies and optimize client service.

Services

Customer Management Services

We offer a wide range of customer management services to our clients. We partner with each client to design, deploy and maintain efficient, integrated services between our technology infrastructure and our clients’ systems. We address our clients’ service strategies, anticipated volume and service levels, reporting and analytical requirements, networking and security, back-end system integration and training and staffing needs.

Our fee arrangements are generally customized for each client on a case-by-case basis and depend on a variety of factors, including the types and complexity of services we render for the client, service level requirements, the number of personnel assigned to provide the services, the complexity of training required to provide the services and the information technology and telecommunications requirements necessary to render the services. Our customer management fees generally consist of time-delineated or session-based fees, including hourly or per-minute charges and charges per interaction, and implementation fees, including charges for installing and integrating new clients into our telecommunications, information technology and client reporting structure.

We provide the following types of customer management services through multiple integrated communications channels:

•	Customer service. Our customer service support services are initiated by inbound calls and e-mail from our clients’ customers and address a wide range of questions regarding their account billing, changes in services, reservation changes, delivery updates on goods or services, complaint and issue resolution and general product or service inquiries.

•	Inbound sales. We handle inbound calls from customers purchasing products and services from our clients, including travel reservations, financial transactions, telecommunications services, Internet services and consumer products and services. Our professionals are specifically trained to identify opportunities to sell other products and services offered by our clients. For some clients, an important aspect of our sales activity includes seeking retention of customers who are at risk for cancellation or defection.

•	Technical support. Our technical support services include handling troubleshooting calls, responding to software and hardware problems, providing support for Internet service problems, managing corporate help desks and providing warranty or post-warranty support.

•	Direct response sales services. Our direct response services involve handling inbound telephone orders or inquiries for clients in the direct marketing industry, including those calls received in response to print advertisements, infomercials and other electronic media. Our professionals answer questions and process orders for the purchase of our client’s products or services and identify opportunities to sell other products and services.

•	Accounts receivable management services. We collect consumer receivables in the financial services, telecommunications and utilities industries. We manage receivables that have already been written off by the creditor and also manage receivables that are past due but have not yet been written off by our clients.

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

Other BPO Services

We also provide a broad range of additional BPO services, including credit application processing, mortgage processing, title searches and data verification, which consists of verifying an individual’s credit, employment, identity and other borrower information. Additionally, we conduct product and fraud detection, manage refunds, warranties and applications, and conduct preparations for serving legal papers. These services are also offered during the Philippine daytime (U.S. nighttime), which allows us to leverage an existing base of skilled professionals and infrastructure and should allow us to improve our return on invested capital.

Clients

Our clients benefit from our customer management experience, industry expertise, technical infrastructure and trained professionals. By outsourcing their customer management to us, our clients entrust us with an important aspect of their business, and can focus on their core competency. We provide customer management services to companies in a variety of industries, and we are focused on developing long-term strategic outsourcing relationships with clients in these industries.

We provide customer management services to primarily U.S.-based clients. In the last four years we have focused on diversifying our customer base. In 2007, four clients each accounted for 10% or more of our revenues, including Expedia, Washington Mutual, EarthLink and JPMorgan Chase, which together accounted for 59% of our revenues for the year. In 2006, three clients each accounted for 10% or more of our revenues, including Expedia, EarthLink and Vonage, which accounted for 46% of our revenues during that year. In 2003, 2004 and 2005, three clients accounted for 10% or more of our revenues, and together accounted for 88%, 69% and 59% of our total revenues, respectively.

Competition

We encounter aggressive competition in all areas of our business activities. We believe that the principal competitive factors in our business include the ability to:

•	provide high quality professionals with strong customer interaction skills, including English language fluency with minimal accents;

•	offer cost-effective pricing of services;

•	deliver value-added and reliable solutions to clients;

•	provide industry specific knowledge and expertise;

•	generate revenues for clients;

•	secure our clients’ confidential data; and

•	provide a technology platform that offers a seamless customer experience.

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

In customer management services, our principal competitors include publicly traded U.S. companies: IBM Global Services, eTeleCare Global Solutions, Sykes Enterprises, Convergys Corporation, WNS Global Services, ExlService Holdings, Inc. and TeleTech Holdings. Privately held competitors include West Corp. and ClientLogic. In addition to our direct competitors, many companies choose to perform some or all of their customer service, technical support, collections and back-office processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates.

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

Sales and Marketing

We market our services through our sales and marketing organization.

Sales Support and Marketing Support

Our sales support and marketing support groups are primarily responsible for increasing the awareness of our services in the marketplace and generating meetings with prospective clients through leads, sales calls, membership in industry associations, web-based marketing, public relations activity, attendance at trade shows and participation in industry conferences and events. Our sales support and marketing support groups also maintain contact with industry analysts and tracks competitor and industry information. These efforts allow us to stay abreast of trends in our target vertical industries.

Sales

Our sales group consists of experienced sales directors responsible for initiating relationships and closing engagements with the prospective clients identified by our sales support and marketing support groups. The sales group is aligned with vertical market sectors. Sales uses specific industry expertise and knowledge of our service delivery capabilities to:

•	develop client relationships;

•	help define the scope, deliverables and execution strategies for proposals;

•	prepare pricing estimates and margin analysis for proposed client contracts;

•	finalize sales proposals; and

•	assist in the negotiation and closing of new client arrangements.

Operations

After our sales directors have successfully closed an engagement, a managing director from our operations group is assigned to the client based upon the client’s industry vertical. Sales directors maintain high level client relationships. Managing directors are primarily responsible for managing the day-to-day aspects of our client relationships, as well as expanding the existing relationships and assuring client satisfaction. They also develop a strong understanding of our clients’ business models and needs. Managing directors work with our clients to identify potential new business opportunities, based on their assessment of the clients and trends in their specific industry. Our sales directors and managing directors work as a team to understand and communicate our clients’

strategic business needs, align our offerings and services to meet our clients’ long-term objectives and help grow our relationships at multiple levels within our clients’ organizations.

Employees

At December 31, 2007, we had approximately 8,550 employees with approximately 8,000 employees in the Philippines, 400 in Costa Rica and 150 in the United States. All of our employees sign confidentiality agreements. In addition, our employees in the Philippines sign employment agreements containing non-compete provisions. We consider our relations with our employees to be good.

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

Our revenues are highly dependent on four major clients that collectively accounted for 59% of our revenues for the year ended December 31 , 2007, and any loss of business from our major clients would reduce our revenues and seriously harm us.

For the year ended December 31, 2007, our four largest customers, Expedia, Washington Mutual, EarthLink and JPMorgan Chase, accounted for 59% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will not have any obligation to purchase services from us. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

Many of our contracts can be terminated by our clients on short notice and in many cases without penalty. We generally do not have exclusive arrangements with our clients or a minimum revenue commitment, which creates uncertainty about our volume of services and the amount of revenues we will generate from any of our clients.

Many of our clients could terminate their relationship with us or significantly reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. In addition, in many cases, we are not the exclusive provider of outsourcing services to our clients. The services we provide to a client could be reduced for a variety of reasons, including our client’s decision to move more customer management functions in-house, or to an affiliated outsourcing provider or one of our competitors, changing economic factors, internal financial challenges or political or public relations reasons. Any significant reduction in client demand for our services would harm our business, negatively affect operating results and would likely lead to a decline in the price of our common stock.

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

We may experience significant employee turnover rates and we may be unable to hire and retain enough sufficiently trained employees to support our operations, which could harm our business.

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

We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss and a reduction in revenues. These disruptions could be the result of natural disasters, errors by our vendors, clients, or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients, or others. For example, we currently depend on a limited number of vendors for facility storage and related maintenance of our main technology equipment and data at our U.S. data centers. Any failure of these vendors to perform these services could result in business disruptions and impede our ability to provide services to our clients. We also have and may in the future be required to pay penalties to our clients. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

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

Our clients may lack the means or the desire to pay us. Most of our clients are billed and expected to pay in arrears. It is possible that, despite checking our client’s credit history, we may not be paid after having provided an invoice for services rendered. This could adversely affect our financial condition and stock price.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

We are typically required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, medical records, personal credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. Some of our clients are subject to U.S. federal and state regulations requiring the protection of sensitive customer information, and new legislation could increase the range of possible penalties for entities that fail to protect such information. If any person, including any of our employees, misappropriates or mismanages sensitive data, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws which could cause us to incur damages, expose us to costly litigation, have a negative impact on our reputation and lead our present and potential clients to choose other service providers.

Our senior management team is important to our continued success and the loss of members of senior management could negatively affect our operations.

The loss of the services of Lance Rosenzweig, our Chief Executive Officer, Caroline Rook, our Chief Financial Officer, or Richard Bledsoe, our Chief Operating Officer, as well as other executive personnel, could seriously impair our ability to continue to manage and expand our business. Our success depends on the continued service and performance of our executive officers, and we cannot guarantee that we will be able to retain these individuals. Our executive officers are “at-will” employees who are not subject to employment agreements providing for any specified term of employment. We do not have “key man” insurance, nor are our U.S.-based executive officers subject to non-compete restrictions.

We have no experience developing land or buildings and should we choose to do so, we may incur unexpected expenses and/or losses which may harm our business and financial results.

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

We are dependent on our facilities in Southern California, the State of Washington, the Philippines and Costa Rica to provide service and support to our clients. These facilities are located in regions that are susceptible to earthquakes and other natural disasters, including, in the Philippines, typhoons and volcanic eruptions. These dangers increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our ability to perform outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to provide alternative services to repair or replace damaged equipment or facilities and may subject us to penalties during such disruption. Prolonged disruption of our services as a result of natural disasters may entitle our clients to penalties and to terminate their contracts with us. Our insurance policies specifically exclude certain natural disasters, such as earthquakes and typhoons, and may not be sufficient even if we do have coverage. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future.

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

We intend to use our U.S. net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on our analysis, which includes assumptions regarding the respective value of our stock, we believe that our net operating losses are subject to limitation under Section 382. While no assurance can be given, based on our current analysis we do not anticipate that a Section 382 limitation will significantly delay the use of our net operating loss carryforwards. No assurance can be given, however, that future events (including, but not limited to, substantially increased forecast income, impact of acquisitions and significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) will not trigger additional Section 382 limitations and, as a result, adversely affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of income. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with SFAS 142 and, if so, charge such impairment as an expense. At December 31, 2007, we had remaining goodwill and net acquired intangible assets of approximately $8.3 million. If we are required to take impairment charges, the amounts could have a material adverse effect on our results of operations.

We may choose to expand operations to other countries and may not be successful.

In the first half of 2006, we began operations in a new BPO center in Costa Rica. We may consider expanding to countries other than the Philippines and Costa Rica. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions, foreign exchange fluctuations and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

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

Our clients’ business operations are subject to certain rules and regulations in the United States, such as the Gramm-Leach-Bliley Act, the HIPAA, and the customer privacy provisions of the Communications Act. Our clients may contractually require that we perform our services in a manner that would enable them to comply with such rules and regulations. Failure to perform our services in compliance with these rules and regulations could result in breaches of contract with our clients and, in some limited circumstances, civil fines and criminal penalties for us.

We are also subject to significant federal and state laws and regulations applicable to our accounts receivable management services, including the Fair Debt Collection Practices Act, which imposes licensing requirements and significant limitations and restrictions on our debt collection practices. These laws and regulations may limit our ability to recover and enforce defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit cards, debit cards, checks and other negotiable items may preclude us from collecting on defaulted consumer receivables we purchase or obtain through contingency placements from originators if they or others failed to comply with applicable laws in generating or servicing those receivables. Additional federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance.

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

We have reorganized our operations along industry verticals, which can be disruptive.

We recently reorganized or made other adjustments to our operations along business verticals in response to factors such as conditions in business process outsourcing industry, focus on key industries, rapid growth, our expenses, management changes and other external and internal considerations. Changes in the structure of our operations team and management may result in a temporary lack of focus and reduced productivity that may affect revenues in one or more quarters. Reorganization and associated transition issues arising out of such reorganization can be disruptive and adversely impact our business and operating results.

A reversal of industry trends toward offshore outsourcing due to negative public reaction in the United States would harm our ability to compete effectively with competitors that operate facilities in the United States.

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

We serve markets that are highly competitive, and our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced revenue and operating margins.

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

Our investments in marketable securities are subject to risks which may cause losses.

Our $16.5 million investment as of December 31, 2007 in mortgage backed securities of which $6.7 million is backed by Federal Government agencies, could be at risk of loss due to the current downturn in the mortgage industry.

Our policy is to invest our cash balances in high-quality issuers and, limit the amount of credit exposure to any one issuer other than the United States government and its agencies. Our investments in marketable securities include at December 31, 2007, $15 million of securities with an auction reset feature. These investments are subject to risks such as recent systemic failure of auctions for auction rate securities. This may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term. Such a loss may have a material adverse effect on our results of operations, liquidity, and financial condition.

Risks Related to Doing Business in the Philippines

We face competition in the Philippines for our professionals, which could increase the cost of qualified employees and the amount of employee turnover.

We are faced with competition in the Philippines for outsourcing center professionals, and we expect this competition to increase as additional outsourcing companies, and other companies with a demand for college-educated personnel, enter the market and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. We have benefited from an excess of supply over demand for college educated personnel in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified professionals, who are critical to our performance. This could increase our costs and turnover rates.

Currency fluctuations in the Philippine peso relative to the U.S. dollar have increased and could continue to increase our expenses.

All of our revenues are denominated in U.S. dollars, and a substantial portion of our costs are incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar. From the beginning of 2005 through December 31, 2007, the Philippine peso appreciated in excess of 25% versus the U.S. dollar and significantly increased our expenses. Future appreciation in the peso will continue to increase expenses.

We recently entered into forward foreign currency contracts. These instruments are volatile and may cause our financial results to vary significantly from period to period.

Currently, our forward foreign currency contracts expire ratably over the next nineteen months. For accounting purposes, the entire gain or loss on these contracts is recognized at the end of each period as other income/expense. For this reason, the recognition of the gains and losses in our financial statements is unlikely to match the effect of currency fluctuations on our cost of revenues. This volatility could significantly impact our financial statements from period to period which may result in significant fluctuations in our stock price. In addition, the current correlation between our performance and the value of the Philippine peso may change. Should that occur, we could incur significant losses without any corresponding benefit from decreased costs of operations, which could adversely impact our financial condition and stock price.

Our current tax holidays in the Philippines may not be extended.

We currently benefit from income tax holiday incentives in the Philippines. Our current income tax holidays expire at staggered dates beginning in the fourth quarter of 2007 and ending in 2009. While have applied for an extension of our recently expired tax holiday for one of our facilities, the requested extension has not been granted. While we fully intend to apply for extensions of these holidays, it is possible that such extensions could be denied, or that these holidays could be removed entirely. Should either of these events occur, our Philippine tax liability would increase.

The Philippines periodically experiences political or economic instability, which could disrupt our operations, increase our costs and harm our business.

The Philippines has historically experienced low growth in its gross domestic product, significant inflation and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create political or economic instability that could harm businesses operating in the Philippines.

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

Our Costa Rican operations are dependent on a single financial services client, Washington Mutual. Under the terms of our contract, Washington Mutual may acquire our Costa Rican operations from us with 30 days notice at anytime prior to the expiration of its contract with us in 2009 by paying a termination fee that is intended to cover our costs of transferring our operations to Washington Mutual. If Washington Mutual were to acquire the operations from us, we would not have a presence in Latin America unless we establish other Latin American operations, which could require significant time and new investment. If Washington Mutual purchases our Costa Rican operations from us, this could be a setback in our ability to provide bilingual English-Spanish services. In addition, the contract allows a reconciliation of actual allowable costs to invoiced amounts from inception of our services to Washington Mutual’s acquisition of the operations from us. To the extent that actual allowable costs are less than corresponding invoiced costs, we must repay this overage to Washington Mutual at that time.

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

If securities or industry analysts cease publishing research or reports about our business or if they downgrade their recommendations regarding our stock, our stock price and trading volume could decline.

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

Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws and our recently adopted stockholder rights plan contain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.

Our certificate of incorporation, bylaws and stockholder rights plan contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by the board of directors. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. In particular, our certificate of incorporation and bylaws include provisions that:

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

We recently announced the adoption of a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of September 7, 2007. Each right entitles the holder to purchase one unit consisting of one one-hundredth of a preferred share at a per-share purchase price of $65.00, subject to adjustment. Under certain circumstances, if a person or group acquires 10% or more of the outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase from us a number of shares of the common stock equal to the $65.00 exercise price divided by one-half of the current market price of the common stock. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over us without the approval of the board of directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of the outstanding capital stock) without first negotiating with the board of directors regarding such acquisition.

Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. Our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock and result in the price being lower than it would be without these provisions.

Substantial future sales of our common stock in the public market could cause our stock price to fall. The sale of additional equity securities by us would result in further dilution to our stockholders.

Substantial future sales of common stock in the public market, or the perception that these sales could occur, could cause the market price of the common stock to decline. At December 31, 2007, 21.6 million shares of common stock were outstanding and 2.8 million shares could be issued upon the exercise of outstanding restricted stock units and options, vested and unvested. In addition, we may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders.

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

Risks related to the Recent Acquisition Speculation and Investor Actions

Despite recent acquisition speculation, a merger, acquisition or other transaction involving us may not occur or may occur at a price per share of our common stock that is below the current trading price, which could harm our stock price.

We recently rejected an unsolicited cash public offer by a Philippine company called IPVG of $17.00 per share for our common stock, and IPVG withdrew its offer after such rejection. There can be no assurance whether a future acquisition of PeopleSupport will occur or at what price. If the market perceives a transaction as unlikely to happen or to happen at an unfavorable price, our stock price may decline.

Acquisition speculation and investor actions could cause us to lose key personnel, prevent us from hiring additional key personnel and distract our management, which could harm our business.

Due to the recent acquisition speculation and investor actions, our current and prospective employees could experience uncertainty about their future roles within PeopleSupport as an independent entity or as an acquired business. This uncertainty may harm our ability to attract and retain key management, sales, marketing and technical personnel and may lead to increased employee attrition. Addressing acquisition speculation and investor activities is time consuming and has diverted the attention of our management team from the operation of our business. Any failure to attract and retain key personnel and the distraction of our management could harm our business.

Customer uncertainty related to acquisition speculation and investor actions could harm our business.

Due to the uncertainty concerning an acquisition of us and the identity of the possible acquiror or its intentions, many of our current and potential clients may decide not to purchase from us or may defer purchasing decisions indefinitely. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 1100 Glendon Ave., Suite 1250, Los Angeles, California 90024, where we lease approximately 11,000 square feet. This lease was renewed on January 13, 2005 and will expire on July 31, 2008. In addition, we lease two production centers in Southern California totaling approximately 15,000 square feet and lease two data centers located in southern California and the state of Washington, totaling approximately 1,000 square feet.

We lease eight facilities in the Philippines. Our largest facility in the Philippines is the PeopleSupport Center in Manila with approximately 162,000 square feet. Of our other seven facilities, two are located in Manilla and three are located in Cebu, one in Baguio and one in Davao. The total square footage of these seven facilities is approximately 268,000 square feet. These leases expire at various times over the next ten years. In January 2007, we acquired two undeveloped lots of land through our controlled Philippine corporation. The ownership structure satisfies Philippine legal requirements and we may either build outsourcing facilities on one or more of the properties or sell off one or more of the lots of land. In February 2006, we signed two leases in Costa Rica totaling approximately 35,000 square feet, which will expire in 2013. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near future.

Item 3.	Legal Proceedings

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated, however, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flow. We maintain various liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

We acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company in January 2006. These companies were parties to an on-going arbitration proceeding and the arbitrator recently issued an award in the amount of $0.9 million against these companies. These companies filed a petition in Los Angeles Superior Court to vacate the award and the court ruled against them. A final award is being appealed. We are entitled to indemnification from the principal sellers of these companies through our purchase agreement with them and believe that the final disposition of such matter will not have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “PSPT.” The following table sets forth the range of the high and low sale prices per share of our common stock for the quarters as reported on the NASDAQ Global Market.

Quarter Ended	HIGH	LOW

2007
Fourth Quarter	$14.88	$10.25
Third Quarter	12.96	8.19
Second Quarter	13.42	11.23
First Quarter	24.41	10.75
2006
Fourth Quarter	$22.29	$18.03
Third Quarter	18.92	11.05
Second Quarter	14.55	9.90
First Quarter	10.70	8.60

As of February 26, 2008, there were 258 stockholders of record and 21,750,855 shares of our stock outstanding.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on our common stock with the cumulative shareholder return on the NASDAQ Stock Market Index, S&P Date Processing & Outsourced Services Index and PeopleSupport Peer Group for each of the periods indicated below. The PeopleSupport Peer Group is comprised of U.S. publicly traded companies, which have similar business models to PeopleSupport and are most commonly compared to PeopleSupport by industry analysts. This graph assumes that $100 was invested on October 1, 2004 in our common stock, the NASDAQ Stock Market Index, the S&P Data Processing & Outsourced Service Index and PeopleSupport Peer Group, and that all dividends were reinvested. The companies in PeopleSupport Peer Group are APAC Customer Services Inc., Convergys Corporation, Etelecare Global Solution, Exlservice Holdings Inc., Sykes Enterprises Inc., Teletech Holdings Inc. and WNS (Holding) Ltd.

The following results and comparisons shown in the graph below are based upon historical data and are not indicative of, nor intended to forecast future performance of, our common stock.

Comparison of Cumulative Total Return

	10/1/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007
PeopleSupport, Inc.	$100.0	$112.0	$95.4	$236.5	$153.7
NASDAQ Stock Market Index	$100.0	$115.0	$117.5	$129.6	$142.4
S&P Data Processing & Outsourced Services Index	$100.0	$105.9	$111.7	$123.3	$125.9
PeopleSupport’s Peer Group	$100.0	$110.0	$129.0	$191.8	$144.0

Stock Repurchases

On August 9, 2007, our Board of Directors authorized a program to repurchase up to $25.0 million of our outstanding shares of common stock on the open market. Through December 31, 2007, we repurchased 2.2 million shares of common stock through the open market at an aggregate cost of $25.0 million, or an average cost of $11.50 per share.

The following is a summary of our repurchases of common shares during the quarter ended December 31, 2007:

			Total Number of	Dollar Value of
			Shares Purchased as	Shares That May
	Total Number	Average Price	Part of Publicly	Yet be Purchased
	of Shares	Paid per	Announced Plans or	Under the
	Purchased	Share	Programs	Plan or Programs
	(In thousands, except average price per share)

October 1 - October 31, 2007	758	$11.82	758	$2,386
November 1 - November 30, 2007	222	$10.75	222	—
December 1 - December 31, 2007	—	—	—	—

Total	980	$11.58	980

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the growth and expansion of our business. Our Board of Directors will determine future dividends, if any.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table set forth as of December 31, 2007, information with respect to (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under the compensation plans.

Number of Securities
Remaining Available
for Future
	Number of Securities	Weighted-Average	Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights(a)	and Rights(b)	in Column(a)©
(In thousands, except average price per share)

Equity Compensation Plans Approved by Security Holders	2,770	$10.93	712
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,770	$10.93	712

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data as of, and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, which has been derived from our consolidated financial statements audited by BDO Seidman, LLP. You should read this information together with “Summary Historical Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes for the years ended December 31, 2007, 2006 and 2005 which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31
	2007	2006(5)	2005	2004	2003
	(In thousands, except share data)

Consolidated Statement of Operations Data:
Revenues	$140,647	$110,119	$62,124	$44,511	$30,013
Costs of revenues(1)	101,810	70,203	35,733	25,271	12,921
Selling, general & administrative expenses(1)	24,430	20,719	12,554	14,270	6,134
Depreciation and amortization	10,149	7,467	4,414	3,927	3,166
Gain on sale of receivable portfolios(2)	—	—	—	(172)	—
Restructuring charges(3)	—	—	—	(22)	(345)

Income from operations	4,258	11,730	9,423	1,237	8,137
Interest income, net	(6,169)	(2,540)	(1,388)	(231)	(72)
Other (income) expense(6)	(25,166)	212	47	7	(8)

Income before income taxes	35,593	14,058	10,764	1,461	8,217
Income taxes	3,343	(94)	(12,065)	(6,863)	231

Net income	$32,250	$14,152	$22,829	$8,324	$7,986

Net income per share of common stock:
Basic(4)	$1.40	$0.74	$1.26	$1.39	$3.15
Diluted(4)	$1.37	$0.72	$1.21	$0.55	$0.64
Weighted average number of common shares outstanding:
Basic(4)	23,051	19,088	18,165	5,996	2,533
Diluted(4)	23,605	19,621	18,917	15,012	12,560

	As of December 31
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,403	$80,880	$27,760	$41,583	$12,151
Marketable securities	43,322	59,653	23,853	—	—
Working capital	111,602	124,187	56,583	43,664	11,798
Total assets	233,210	217,591	94,326	65,080	22,535
Total non-current liabilities	2,627	3,159	1,816	936	267
Redeemable convertible preferred stock	—	—	—	—	74,110
Total stockholders’ equity (deficit)	$207,431	$192,430	$82,392	$57,935	$(56,611)

(1)	Included in expenses above are non-cash stock based compensation charges of:

	Years Ended December 31
	2007	2006	2005	2004	2003
	(In thousands)

Cost of revenues	$1,354	$731	$271	$566	$61
Selling, general & administrative	4,509	2,062	611	1,208	58

	$5,863	$2,793	$882	$1,774	$119

(2)	Gain on sale of receivable portfolios is the net amount we earned on the sale of two accounts receivable portfolios by our subsidiary, ProArm management, Inc., during 2004.

(3)	Restructuring charges are comprised of estimated and actual obligations for various non-cancelable leases, the write-down of abandoned leasehold improvements and fixed assets at customer service centers in the United States where we terminated operations, and severance and other U.S. employee-related costs in connection with the movement of our operations, first to St. Louis, and then to the Philippines. Partial charges were reversed in 2004 and 2003 due to over-accrual.

(4)	The basic and diluted share and per share amounts in the consolidated statements of operations table above have been restated to give retroactive effect to the 1 for 2.74 reverse stock split that was effected on August 5, 2004.

(5)	Our consolidated statement of operations for the year ended December 31, 2006 and consolidated balance sheet as of December 31, 2006, include the effects of the RapidText acquisition. Therefore, the years presented prior to fiscal year 2006 may not be comparable to fiscal year 2006.

(6)	Starting in January 2007, we entered into foreign exchange forward contracts to hedge against the effect of the declining value of the U.S. dollar against the Philippine peso. These forward contracts were accounted for on a mark-to-market basis, with realized and unrealized gains recognized and included in other income in the consolidated statement of operations for the year ended December 31, 2007. In 2007, the realized and unrealized gain from forward contracts was $23.5 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading offshore business process outsourcing (“BPO”) provider offering customer management, transcription and captioning and other BPO services through our centers in the Philippines, Costa Rica and the United States. We provide complex and cost-effective outsourced services to a wide range of primarily U.S.- based clients that operate mainly within travel, consumer, financial services, technology, telecommunications, healthcare, insurance and media industries.

Customer management is a service solution that integrates telephone, e-mail, live chat and web collaboration to deliver an excellent customer experience and improve revenue generation. We offer our clients and their customers a wide range of specialized solutions, including customer care, inbound sales, technical support, direct response sales services and accounts receivable management services for English-speaking customers by using thousands of professionals in our Philippine centers. Our Costa Rican facility serves one customer, Washington Mutual, for Spanish and bilingual English-Spanish services. Our professionals are trained to understand our client’s products and services and to maximize the quality of every customer interaction, while generating incremental revenues for our clients by up-selling and cross-selling additional products and services.

Our Transcription & Captioning (“T&C”) services range from transcription of TV broadcasts, subtitles and closed captioning, to the production of medical records from dictation. We provide transcription and captioning services through a network of transcriptionists in the Philippines and the United States.

The industry-wide factors that impact us include the slowing economy and potential recession in the US that may result in a near-term decrease in demand for our clients’ products and services and result in lower volumes for us. However, a slowing economy may in the long-term lead to an increase in demand for our offshore outsourced services as prospective clients have a greater need to reduce operational costs.

We believe that more companies will outsource their business processes due to significant cost benefits, the ability to free available resources and management to focus on developing core products and services, the ability to avoid extensive training and costs required for maintaining in-house technical support and customer service solutions and the ability to avoid capital requirements for the sophisticated communications technology needed to provide timely, high quality customer service. We believe the demand for BPO services will continue to grow as offshore providers have become more accepted by businesses and their customers and many companies are moving selected front- and back-office processes to providers with offshore delivery capabilities because of the high quality, cost-effective and value added services provided by them.

The BPO industry is highly competitive. We believe our large scale offshore business model with a clear emphasis on industry verticals has allowed us to successfully create a sustainable and scalable position as a leading offshore BPO services provider.

Sources of Revenues

A majority of our revenues are derived from fees, which include:

•	time-delineated or production-based fees, including hourly or per minute charges, charges per interaction or transaction and training fees, all of which are separately negotiated on an individual client basis; and

•	implementation fees, including revenues associated with the installation and integration of new clients into our telecommunications, information technology and client reporting structures.

The following table summarizes the components of our revenue for the years ended December 31 (in thousands),

	2007	2006	2005

Time-delineated or production-based fees	$133,311	$101,583	$57,473
Set-up and training fees	5,143	5,565	2,189
Other	2,193	2,971	2,462

Total	$140,647	$110,119	$62,124

For the years ended December 31, 2007, 2006 and 2005, substantially all of our revenues were derived from U.S.- based clients.

Significant Clients and Status of Key Contracts

Historically, revenue has been concentrated among a few large clients. For the year ended December 31, 2007, 2006 and 2005, our four largest clients accounted for 59%, 55% and 68% of our total revenue, respectively.

Our contract with Expedia expires in September 2009. Our contract with EarthLink expired in January 2008 and has been renewed for a one-year period. It will automatically renew each year for a one-year period unless terminated by EarthLink or us before the end of the term. Our main contract with JP Morgan Chase expires in May 2011. Our contract with Washington Mutual expires in February 2009.

Many of our clients may terminate their contracts with us before their expiration with no penalties or limited penalties or they may refuse to extend their contracts after the contracts expire. If we are unsuccessful in renewing any one of our key contracts, it is likely the lost revenue would not be entirely offset by corresponding reductions in expenses and negatively affect operating results.

Key Expense Categories

Cost of revenues.  Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs paid to the professionals we employed in the Philippines, Costa Rica and the United States and excludes depreciation and amortization expenses. Because our employee related costs, which account for approximately two-thirds of our cost of revenues, are paid in the local currency, we are exposed to the risk of foreign currency fluctuations. Recently, the Philippine peso has strengthened against the U.S. dollar, resulting in increased cost of revenues. In an effort to try to minimize the downside risk of foreign currency rates fluctuation, we enter into foreign exchange forward contracts from time to time. Any gains or losses from the settled and outstanding forward contracts are recorded in other income.

The non-employee related costs include telecommunication costs, information technology costs, rent expenses, facilities support and customer management support costs related to the operation of outsourcing and data centers and consulting services related to our customer management consulting group in the United States.

Cost of revenues does not include depreciation and amortization expense of assets used in the production of revenue.

Selling, general and administrative expenses  Selling, general and administrative expenses consist primarily of expenses incurred at our U.S.-based corporate headquarters, including sales and administrative employee related expenses, sales commissions, professional fees, information technology costs, travel, costs associated with Sarbanes-Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences and other brand building and advertising) and other corporate expenses.

Depreciation and amortization.  We currently purchase substantially all of our equipment. We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of assets, which range from four to seven years. We amortize leasehold improvement on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. If the actual useful life of such asset is less than the estimated depreciable life, we would record additional depreciation expense or a loss on disposal to the extent the net book value of such asset is not recovered upon sale.

Management Incentive Compensation Plan

Under our Management Incentive Compensation Plan, we made payments of $5.3 million to senior executives and key employees in connection with the closing of our initial public offering in 2004. We also recorded a deferred compensation liability related to the unpaid portion of the obligation as of December 31, 2004. The unpaid portion of the obligation was paid over a three year period. Expense related to the plan was $0, $0.3 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. No further payments are expected to be made under this plan.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. The following accounting policies are the policies we believe the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenues and Deferred Revenue Recognition

Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, and SEC Staff Accounting Bulletin 104, Revenue Recognition, or SAB 104. SAB 101 as amended and SAB 104 summarize certain of the SEC staff’s views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

We recognize revenues from customer management fees when services are performed under a fully executed contractual agreement. Implementation fees received in connection with certain contracts are deferred and recognized ratably over the service period of the respective contracts. We also recognize revenue from the operating lease fees ratably over the life of the lease.

Deferred revenue mainly represents amounts billed or cash received in advance from two of our major customers and is earned when services are provided to these customers. As of December 31, 2007 and 2006, we had deferred revenue of $5.3 million and $4.5 million, respectively.

Allowance for Doubtful Accounts

We established an allowance for doubtful accounts of $0.3 million and $0.9 million, or 1.7% and 5.0% of receivables at December 31, 2007 and 2006, respectively, to reserve for uncollectible accounts receivable. We perform ongoing credit evaluations to ensure that there is a sufficient reserve to cover any potential write-offs. Account receivable balances are written off against the allowance when it is probable that they are not collectible.

Accounting for Stock based Awards

Since January 1, 2006, non-cash stock-based compensation expense has been accounted for in accordance with SFAS 123(R) Share Based Payments. We use the Black-Scholes-Merton model to estimate the fair value of our share-based payment awards on the date of grant. The two key assumptions used in this calculation are the expected term of the option and the volatility of our stock. Based upon a third party analysis, we estimate the expected term of our options for the year ended December 31, 2007 to be 4.5 years. To estimate our volatility, we use a combination of both a peer group and our historical volatility. Our expected volatility for the year ended December 31, 2007 was 64.2%.

We issue both incentive and nonqualified stock options along with restricted stock units.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. At December 31, 2007, we had U.S. and California net operating loss carry-forwards of approximately $65.2 million and $33.0 million, respectively, which may be used to offset future taxable income. The value of the carry-forwards is recorded on our balance sheet as deferred tax assets of $25.7 million. The U.S. net operating loss carry-forwards expire from 2020 through 2027 and the California carry-forwards expire from 2012 through 2016. During the year ended December 31, 2006, we assessed the deferred tax asset valuation allowance and released the remaining allowance. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers projected future taxable income, customer contract terms and customer concentrations in making the assessments. Management reassesses the realizability of deferred tax assets on a periodic basis.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FASB 109. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted the provisions of FIN 48 effective January 1, 2007. At adoption and throughout 2007, FIN 48 did not have a material effect on our financial statements.

Long-Lived Assets

Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

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

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carry amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. Based on the results of our annual impairment reviews in the fourth quarter of 2007, there has been no impairment of goodwill. Intangible assets with finite lives are amortized over their expected lives.

Foreign Currency Translation

Our Philippine subsidiary used its local currency as its functional currency through September 30, 2006. Its asset and liability accounts were translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates. Revenue and expense accounts were translated into U.S. dollars at average exchange rates during the period. Foreign exchange translation adjustments were included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recognized as a component of net income as incurred. Such gains and losses are included in other income or expense in the accompanying Consolidated Statements of Operations.

Beginning October 1, 2006 our Philippine subsidiary changed its functional currency to the U.S. dollar. This accounting change was primarily due to the Philippine subsidiary contracting, invoicing and collecting payment in U.S. dollars directly with two of our customers. The significant change in facts and circumstances resulted in a reassessment of their functional currency under the guidelines of SFAS No. 52, Foreign Currency Translation. Asset and liability accounts were translated into U.S. dollars at exchange rates prevailing at that time. This change resulted in a $0.2 million pre-tax gain in the fourth quarter of year 2006. Revenue and expense accounts were translated using the prevailing U.S. dollar exchange rate and the resulting gain or loss is recognized as a component of net income or loss as incurred.

Foreign Exchange Forward Contracts

We use forward contracts to manage risks generally associated with foreign exchange rate volatility. We enter into foreign exchange forward contracts to hedge against the effect of the declining value of the U.S. dollar against the Philippine peso. The contracts are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133 requires every derivative instrument to be recorded in our consolidated balance sheets as either an asset or liability measured at its fair value. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in other income in the consolidated statements of operations.

Summary Financial Results

For the year ended December 31, 2007, revenues increased 27.7% to $140.6 million, compared to the same period in 2006. For the year ended December 31, 2007, revenues from customer management services accounted for the majority of the increase as existing financial services and travel and consumer clients continued to expand. The increase was partially offset by a decrease in revenues from our technology and telecommunication clients.

Net income increased for the year ended December 31, 2007 to $32.3 million, or $1.37 per diluted share, from $14.2 million, or $0.72 per diluted share, for the same period in 2006. The increase in net income for the year ended December 31, 2007 was primarily due to revenue growth and gains from foreign exchange forward contracts included in other income, partially offset by increased cost of revenues as a percent of sales, rising selling, general and administrative expenses, including depreciation and amortization and increased income taxes. The impact of weakening U.S. dollar continues to increase our cost of revenues. We have taken several steps to minimize the impact, including a realignment of operations with our key industry verticals to improve utilization of our workforce, to seek other operational efficiencies and to optimize client service levels.

Results of Operations

The following table shows the listed items from our consolidated statements of operations as a percentage of revenues for the periods presented.

	Years Ended December 31,
	2007	2006	2005

Percentages of Revenues
Revenues	100.0%	100.0%	100.0%
Cost of revenues	72.4	63.8	57.5
Selling, general and administrative expenses	17.4	18.8	20.2
Depreciation and amortization	7.2	6.8	7.1

Income from operations	3.0	10.6	15.2
Interest income, net	(4.4)	(2.3)	(2.2)
Other (income) expense	(17.9)	0.2	0.1

Income before income taxes	25.3	12.7	17.3
Income taxes	2.4	(0.1)	(19.4)

Net income	22.9%	12.8%	36.7%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenues

Revenues increased by $30.5 million, or 27.7%, to $140.6 million for the year ended December 31, 2007 from $110.1 million for the year ended December 31, 2006. The increase primarily resulted from the overall increase in the demand for outsourcing services and our ability to capture a larger share of our clients’ outsourcing needs. This increase was primarily attributable to an increase of $4.4 million in revenue associated with services provided to new clients and an increase of $22.1 million in fees associated with a higher volume of services provided to existing clients. There was also an additional $4.1 million from captive services performed to one of our major clients in 2007. The increase was partially offset by a decrease in training revenue of $0.6 million.

We expect 2008 revenues to continue to grow as we will continue to invest in our sales organization to take advantage of the anticipated strong BPO services growth trends. We will continue expanding our service offerings to improve the scalability and margin structure of our business, and seek to optimize our infrastructure through improved asset utilization. Most importantly, we will continue focusing on delivering excellent value and service levels for our clients.

Cost of Revenues

Cost of revenues increased $31.6 million, or 45.0%, to $101.8 million for the year ended December 31, 2007 from $70.2 million for the year ended December 31, 2006. Cost of revenues as a percentage of revenues was 72.4% for the year ended December 31, 2007, as compared to 63.8% for the same period in 2006. The increase in cost of revenues as a percentage of revenues was primarily attributable to the appreciation of the Philippine peso and certain new contracts currently experiencing lower profit margins. In absolute dollars, the increase in cost of revenues corresponds to an increase in salaries and benefits costs of $18.5 million as we increased our workforce to meet increased demand for services, increase in facilities related costs of $9.4 million as we added additional facilities due to our growth and anticipated future growth, increase in travel costs of $0.6 million as we increased operations in Costa Rica and additional cities in the Philippines, increase in computer and telephone systems related expenses of $2.7 million as we increased maintenance and internet service charges, and an increase in stock based compensation expense of $0.6 million.

We expect 2008 cost of revenues to continue to increase as we will continue to strategically expand our outsourcing delivery capabilities to meet anticipated increases in demand from new and existing clients. The costs of expansion primarily include compensation and training of additional outsourcing and support personnel, including middle and upper management, rental of facilities and expenses related to facilities, information technology, telecommunications and transmission rights. Our strategic investments in expanded client service capacity will generally occur ahead of anticipated increases in client demand.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.7 million, or 17.8%, to $24.4 million for the year ended December 31, 2007, from $20.7 million for the year ended December 31, 2006. The increase is primarily attributable to $1.2 million in higher salaries and benefit costs due mainly to normal merit increases and increased workforce to meet increased demand for services, and $2.4 million in higher stock-based compensation expense. As a percentage of revenue, selling, general and administrative expenses declined to 17.4% in 2007 from 18.8% in 2006.

We expect 2008 selling, general and administrative expenses to continue to grow as we continue to invest in both capital and personnel in order to meet our growing infrastructure needs.

Depreciation and Amortization

Depreciation and amortization expenses as a percentage of revenues were 7.2% for the year ended December 31, 2007, as compared to 6.8% for the same period in 2006. Depreciation and amortization expenses increased $2.7 million, or 35.9%, to $10.1 million for the year ended December 31, 2007 from $7.5 million for the year ended December 31, 2006. The increase was mainly due to increased depreciation of $1.2 million on leasehold improvements and infrastructure expenditures associated with the facilities added in the Philippines, including new offices in Manila and Baguio. The depreciation of its U.S. property, mostly IT infrastructure improvements, increased $0.7 million.

We expect depreciation and amortization expenses to increase in 2008 as we continue expanding our infrastructure and facilities.

Interest Income

Interest income increased $3.6 million, or 142.9%, to $6.2 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006. The increase in interest income was attributable to increased investments in 2007 made primarily from proceeds received in connection with our secondary offering in November 2006.

Other Income

Other income was $25.2 million for the year ended December 31, 2007, as compared to other expense of $0.2 million in the same period of 2006. The increase was primarily due to gains in the fair value of foreign currency forward contracts entered into starting in January 2007 between the Philippine peso and the U.S. dollar. During 2007 the peso appreciated in excess of 10% resulting in a gain of $23.6 million, of which approximately $4.6 million relates to settled contracts and the remaining $19.0 million relates to outstanding contracts that will be settled ratably over the next 19 months.

Income Taxes

For the year ended December 31, 2007, we recorded a provision for income tax expenses of $3.3 million, compared to a benefit for income taxes of $0.1 million in 2006. The 2007 provision for tax expenses related to certain Philippine taxable income not included in the tax holiday and the effect of state taxes, reduced by tax benefit from U.S. losses.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenues

Our revenues in 2006 increased by $48.0 million or 77%, to $110.1 million from $62.1 million in 2005. The increase was volume driven and primarily attributable to increased sales to existing clients of $22.0 million, new client growth of $15.0 million and additional revenue of $11.0 associated with the acquisition of RapidText. Due to our implementation cycle, which may range from six to twelve months or longer, revenue from contracts initiated in 2005 was not fully realized until 2006. We expect revenues to increase as we continue to develop existing clients and market our services to potential new clients, however, the timing and amount of revenue from each of these sources is uncertain.

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

Selling, General and Administrative

In 2006, our selling, general and administrative costs increased $8.1 million or 65%, to $20.7 million from $12.6 million in 2005. Administrative costs increased primarily due to the addition of new employees and increased salary expenses of $2.9 million. Professional fees increased $2.3 million. The adoption of SFAS 123(R) increased costs by $1.5 million over 2005. Administrative facilities costs increased $0.5 million over last year. Travel expenses increased $0.3 million and computer and telephone expenses also increased $0.3 million. Bad debt expense increased $0.4 million and other costs increased $0.2 million. As a percentage of revenue, selling, general and administrative expenses declined to 19% in 2006 from 20% in 2005.

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

Interest Income

In 2006, interest income increased $1.1 million to $2.5 million from $1.4 million in 2005. The increase in interest income was primarily due to increased cash due to profits and proceeds from our secondary offering in the fourth quarter of 2006.

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

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows from operations, sales of equity securities, interest income earned on cash, cash equivalents and investments. As of December 31, 2007, we had working capital of $111.6 million, including $78.4 million of cash and cash equivalents, $43.3 million of marketable securities and $19.2 million of net accounts receivable.

At December 31, 2007, we held $15.0 million of investment grade government bonds with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans and supported by the Department of Education as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. In the event we need to access these funds, we may not be able to do so without a possible loss to their carrying value, until a future auction of these investments is successful, the securities are redeemed by the issuer, or they mature.

Operating Activities

Net cash provided by operating activities for the year 2007 was $27.9 million, compared to net cash provided by operating activities of $22.5 million for 2006. The $5.4 million increase in cash generated from operating activities was mainly due to a $7.0 million increase in net income including non-cash reconciling items of depreciation and amortization, stock-based compensation and deferred income taxes, and a $1.6 million net decrease in assets and liabilities, which was primarily attributable to a $14.3 million decrease in accounts payable and accrued liabilities, a $7.8 million increase in accounts receivable, a $3.2 million increase in prepaid expenses and other assets and a $1.1 million increase in deferred revenue.

Investing Activities

Net cash used in investing activities for the year 2007 was $6.4 million. This was primarily comprised of purchases of property and equipment of $21.7 million, including two parcels of land purchased at $8.8 million in the Philippines, purchases of marketable securities totaling $84.5 million and proceeds received from the sale of marketable securities of $99.8 million.

Besides the purchase of land in the Philippines, our capital expenditures in 2007 were primarily for telecommunications equipment, leasehold improvements, computer hardware and software and furniture and fixtures in support of expanding facilities and infrastructure. We expect capital expenditures in 2008 to be between $10.0 million and $16.0 million. If we decide to build a new 4,000 seat center in Cebu, Philippines, we expect to spend up to an additional $12.0 million in construction costs in 2008. We would expect construction to commence in 2008 and finish within two years. Total cost for construction of the building, excluding build-out costs, is estimated to be $20.0 to $25.0 million at current exchange rates.

Financing Activities:

Net cash used in financing activities for the year 2007 was $24.0 million. This was primarily due to repurchases of our common stock during the year. On August 9, 2007, our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding shares of common stock on the open market over a one-year period that would have ended on August 8, 2008. Through December 31, 2007, we repurchased 2.2 million shares of common stock through the open market at an aggregate cost of $25.0 million, or an average cost of $11.50 per share.

Based on the current level of operations, we expect that our working capital and cash, cash equivalents and marketable securities will be adequate to meet our anticipated cash needs. Although we currently do not have any specific plans to do so, to the extent management decides to pursue one or more significant strategic acquisitions, we may incur debt, utilize our line of credit or sell debt or additional equity to finance those acquisitions.

Off-Balance Sheet Arrangements

Line of Credit

In July 2006, we entered into an agreement that provides a revolving line of credit for general corporate purposes and allows us to borrow up to $25.0 million. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest at either the prime rate minus .25% or at LIBOR plus .65%. At December 31, 2007, we do not have any borrowings outstanding under the loan agreement.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007, all of which represent operating lease payment obligations. The amounts in the table below do not include any adjustment that may result from increases in certain contractual obligations in the event that inflation in the Philippines exceeds contractually negotiated levels. We generally do not enter into binding purchase commitments.

Years Ending December 31,
(In thousands)

2008	$7,419
2009	6,086
2010	6,361
2011	5,459
2012	4,572
Thereafter	14,891

Total minimum payments	$44,788

We lease certain buildings under operating leases, which expire at various dates through 2017. The building leases contain various renewal options. We have the option to renew certain leases under various terms at various rates as specified within each lease agreement. The table above does not assume any such renewals.

Our obligations under four leases may change due to inflation in the Philippines or fluctuations in the value of the Philippine peso relative to the value of the U.S. dollar. These leases provide for increases in lease payments in the case of extraordinary inflation or a significant decline in the value of the Philippine peso compared to the US dollar, generally in excess of 25%. Such occurrences are unusual. For 2007, inflation rate in the Philippines was 2.8%.

In December 2006, We started sponsoring a defined pension plan for our employees in the Philippines. Prior to the creation of the pension plan, we had a statutory obligation to pay certain amounts to our employees. The pension plan allows us to fund this obligation over time and segregate the assets from those of the company. We contributed $0.6 million into our pension plan in 2007 and do not expect to make any contribution in 2008.

Contingencies

We are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated, however, we believe that the final disposition of current matters will not have a material adverse effect on our financial position, results of operations or cash flow. We maintain various liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

We acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company in January 2006. These companies were parties to an on-going arbitration proceeding and the arbitrator recently issued an award in the amount of $0.9 million against these companies. These companies have filed a petition in Los Angeles Superior Court to vacate the award and the court ruled against them. A final award is being appealed. We are entitled to indemnification from the principal sellers of these companies through our purchase agreement with them and believe that the final disposition of such matter will not have a material adverse effect on us.

Foreign Currency Forward Contracts

Starting in January 2007, we entered into foreign currency forward contracts between the U.S. dollar and the Philippine peso that expire ratably through July 2009. While these contracts are not designated as hedges, we entered into these derivative contracts to partially offset the effect of the declining value of the U.S. dollar against the Philippine peso. Because all of our revenue is denominated in U.S. dollars and a majority of our expenses are denominated in Philippine pesos, a decline in the value of the U.S. dollar relative to the peso adversely impacts our income from operations and overall profit. The forward contracts are accounted for in accordance with SFAS 133. It requires every derivative instrument to be recorded in our consolidated balance sheets as either an asset or liability measured at its fair value, with realized and unrealized gains or losses recognized in the current period.

As of December 31, 2007, $166.0 million of the contracts were outstanding and $77.0 million of contracts had been settled in 2007. The settled contracts resulted in a realized gain of $4.6 million and the outstanding contracts resulted in a unrealized gain of $19.0 million for the year ended December 31, 2007. Total realized and unrealized gains were recorded as other income in our consolidated statement of operations. In addition, the outstanding contracts were recorded as an asset in our consolidated balance sheet of $19.0 million as of December 31, 2007. The average exchange rate of both the settled and outstanding contracts was approximately 41.2 Philippine pesos for each U.S. dollar. Based on the value of outstanding contracts as of December 31, 2007 and the associated forward rates, a 1% change in the value of the Philippine peso compared to the U.S. dollar could impact other income/expense by approximately $1.6 million.

Quarterly Results of Operations

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)

Revenues	$33,597	$34,328	$36,932	$35,790
Income from operations	1,082	518	2,411	247
Net income(3)	3,863	3,907	6,354	18,126
Basic earnings per share	0.16	0.17	0.27	0.83
Diluted earnings per share	0.16	0.16	0.27	0.81

	2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)

Revenues	$23,047	$25,947	$30,117	$31,008
Income from operations(1)	3,353	3,594	3,973	810
Net income(2)	2,874	3,808	3,512	3,958
Basic earnings per share	$0.16	$0.21	$0.19	$0.19
Diluted earnings per share	$0.15	$0.20	$0.18	$0.18

(1)	The decrease in fourth quarter 2006 income from operations as compared to the previous 2006 quarters was primarily due to the following items which total approximately $2.5 million — increased information technology infrastructure costs and various credits associated with our contract in Costa Rica with a single anchor client, increased depreciation expense due to overall capacity and infrastructure built, additional amortization related to our software licenses, increased Sarbanes Oxley compliance and audit costs, increased non-cash compensation charges and an increase to our allowance for doubtful accounts.

(2)	During the year ended December 31, 2006, we assessed the deferred tax asset valuation allowance each quarter and decreased the allowance by $0.5 million and $1.0 million in the second and fourth quarters. The allowance was increased in the third quarter by $0.1 million, for a net tax effect for all of 2006 of $1.4 million.

(3)	The increase in fourth quarter 2007 net income as compared to the previous 2007 quarters was primarily due to realized and unrealized gain related to foreign exchange forward contracts of $18.2 million (before taxes).

Stockholder Rights Plan

On August 27, 2007, our Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock to certain shareholders of record under certain circumstances where one or more acquirers have purchased 10% or more of the common stock. Each Right, when it becomes exercisable, entitles the registered holder to purchase from us one one-hundredth of a preferred share, at a per-share purchase price of $65.00 in cash, subject to adjustment (as so adjusted, the “Purchase Price”). A Right entitles the holder to receive that number of shares of common stock which equals such Purchase Price divided by one-half of the current market price of the common stock. We may at any time redeem the Rights in whole but not in part, at a redemption price of $0.001 (as adjusted) per Right.

Subsequent Events

On March 5, 2008 the Board of Directors approved a share repurchase program, to facilitate the repurchase of up to $25.0 million of our common stock. The timing and amount of repurchase transactions will be based on market conditions, share price and other factors. The program may be suspended or discontinued at any time.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This Statement replaces SFAS No. 141, Business Combinations and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year commencing January 1, 2009). We do not currently expect the adoption of the provisions of SFAS 141R to have a material effect on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, SFAS 160. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 (our fiscal year commencing January 1, 2009). We do not currently expect the adoption of the provisions of SFAS No. 160 to have a material effect on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.

In February 2007, the Financial Accounting Standard Board issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

While the functional currency for all of our geographic areas is the U.S. dollar, the results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. We fund our Philippine subsidiary through U.S. dollar denominated accounts held in the Philippines. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on an as-needed basis. Approximately 46% of our expenses, majority in cost of revenues, were generated in the Philippine local currency for the years ended December 31, 2007, 2006 and 2005, respectively. We derive substantially all of our revenues in U.S. dollars. A 10% change in the value of U.S. dollar relative to the Philippine peso would affect the expenses associated with the operations of our Philippine’s facility by approximately $5.8 million.

Due to the strengthening Philippine peso against the U.S. dollar, in January 2007 we entered into foreign currency forward contracts to partially offset the increased operating costs in the Philippines. Foreign currency forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized in the current period. At December 31, 2007, forward contracts in the nominal value of $166.0 million, with a fair market value of $185.0 million, were outstanding. Total realized and unrealized gains are recorded as other income in the accompanying consolidated statement of operations for the year ended December 31, 2007. Based on the value of open contracts as of December 31, 2007, a 1% change in the value of the Philippine peso compared to the U.S. dollar would impact other income/expense by $1.6 million.

We fund our Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican Colones on an as-needed basis. A 10% change in the value of the U.S. dollar relative to the Costa Rican colones would have affected our operating costs in Costa Rica by $0.1 million at December 31, 2007. To date, we have not entered into any derivative contracts related to the Costa Rican colones.

Interest Rate Risk

We had cash and cash equivalents totaling $78.4 million and marketable securities totaling $43.3 million at December 31, 2007. These amounts were invested primarily in government bonds, corporate bonds, mortgage backed securities, preferred stock and asset backed securities. Based on cash and cash equivalents balance as of December 31, 2007, a 1% (100 basis point ) change in the interest rates on our investments would not have material effect our interest income.

At December 31, 2007, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Inflation Rate Sensitivity

For the years ended December 31, 2007, approximately 46% of our expenses, majority in cost of revenues, were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the years ended December 31, 2007, 2006 and 2005, average annual inflation rate was 2.8%, 4.3% and 7.6%, respectively.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, were effective.

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

BDO Seidman, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2007. A copy of this report is set forth below.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9(a) above that occurred during the fiscal quarter ended December 31, 2007 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Separate Standard Audit Report Expressing an Unqualified Opinion on
Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PeopleSupport, Inc.
Los Angeles, California

We have audited PeopleSupport, Inc and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PeopleSupport, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 4, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, California
March 4, 2008

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2007, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:

Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-K on the pages indicated:.

Consolidated Financial Statements of PeopleSupport, Inc.

Financial Statement Schedules

The financial statement schedule required by this item is a part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PeopleSupport, Inc.
Los Angeles, California

The audits referred to in our report dated March 4, 2008 relating to the consolidated financial statements of PeopleSupport, Inc., which is contained in Item 15 of this Annual Report on Form 10-K, also included the audit of the financial statement schedule presented below. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, California
March 4, 2008

Schedule II — Valuation and Qualifying Accounts (in thousands)

	Years Ended December 31, 2004, 2005 and 2006
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deduction	End of Year

Valuation allowance for accounts receivable
2005	451	102	(66)	487
2006	487	528	(68)	947
2007	947	104	(722)	329

	Balance at
	Beginning			Balance at
	of Year	Releases	Increases	End of Year

Deferred income tax valuation allowance
2005	16,798	(14,598)	—	2,200
2006	2,200	(2,350)	150	—
2007	—	—	—	—

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein

Exhibit Index

Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation
3	.2(1)	Amended and Restated Bylaws
4	.1(1)	Specimen Common Stock Certificate
4	.2(1)	Amended and Restated Investor Rights Agreement
10	.1*(1)	PeopleSupport, Inc. 1998 Stock Incentive Plan
10	.2*(1)	Form of PeopleSupport, Inc. Stock Option Agreement (no acceleration on change of control)
10	.3*(1)	Form of PeopleSupport, Inc. 1998 Stock Option Agreement (includes acceleration on change of control)
10	.4*(1)	PeopleSupport, Inc. 2002 Management Incentive Plan
10	.5*(1)	Amendment to PeopleSupport, Inc. 2002 Management Incentive Plan
10	.6†(2)	Definitive Contract of Lease with Ayala Land, Inc. and PeopleSupport (Philippines), Inc. from August 1, 2005
10	.7*(1)	Letter Agreement, dated May 20, 2002, between PeopleSupport, Inc. and Caroline Rook
10	.8†(1)	Master Services Agreement, dated January 2, 2003, between PeopleSupport, Inc. and EarthLink, Inc.
10	.9*(1)	Form of 2004 Stock Incentive Plan
10	.10*(1)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Stock Option Agreement
10	.11*(3)	Form of PeopleSupport, Inc. 2004 Stock Incentive Plan Restricted Stock Units Agreement (for Executives)
10	.12(5)	Form of PeopleSupport, Inc. Restricted Stock Unit Agreement and Stock Option Agreement for Non-employee Directors
10	.13*(1)	Form of Indemnification Agreement between the Registrant and its officers and directors
10	.14†(2)	Master Services Agreement, dated June 11, 2003, between PeopleSupport, Inc. and ConsumerInfo.com
10	.15(4)	Agreement and plan of Merger, among PeopleSupport, Inc., Rapid Text, Inc., and the Stockholders of Rapid Text, Inc., dated January 9, 2006
10	.16(4)	Office Lease, dated January 9, 2006 for Burbank facility between PeopleSupport as tenant and former stockholders of RapidText
10	.17(6)	Business Loan Agreement dated July 28, 2006, between PeopleSupport, Inc. and Citibank (West), FSB
10	.18(6)	Continuing Guaranty dated July 28, 2006 by each of PeopleSupport (Philippines), Inc., PeopleSupport (Costa Rica), S.R.L., PeopleSupport RapidText, Inc., The Transcription Company, STC Solutions, Inc. and ProArm Management, Inc.
10	.19†(7)	Contract Center Services Agreement dated September 29, 2006, between PeopleSupport, Inc. and Expedia, Inc.
10	.20†	Master Outsourcing Services Agreement between Washington Mutual, Inc. and PeopleSupport, Inc. dated February 17, 2006 and two Services Agreements thereunder
10	.21(9)	Deed of Absolute Sale dated January 26, 2007, between PeopleSupport Properties Philippines Inc. and Fort Bonifacio Development Corporation
21	.1(10)	List of Subsidiaries
23	.1(10)	Consent of Independent Registered Public Accounting Firm
31	.1(10)	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2(10)	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(8)	Certification by Chief Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2(8)	Certification by Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management employment contract or compensatory plans or arrangements.

†	Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-115328, originally filed with the Securities and Exchange Commission on May 10, 2004, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission May 31, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2006.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2006.

(8)	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.

(10)	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of PeopleSupport, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of PeopleSupport, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PeopleSupport, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. Also, as more fully described in Note 2, effective December 31, 2006 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PeopleSupport, Inc. and subsidiaries internal controls over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, CA
March 4, 2008

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$78,403	$80,880
Marketable securities	19,996	39,520
Accounts receivable, net of allowance for doubtful accounts of $329 and $947	19,206	18,127
Deferred tax assets	—	1,888
Prepaid expenses and other current assets	17,149	5,745

Total current assets	134,754	146,160
Property and equipment, net	33,761	22,080
Marketable securities	23,326	20,133
Deferred tax assets	23,366	18,372
Goodwill and other intangible assets, net	8,267	8,346
Other non-current assets	9,736	2,500

Total assets	$233,210	$217,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,446	$7,389
Accrued compensation	4,218	3,490
Accrued liabilities	6,965	5,844
Management incentive plan obligation	—	629
Deferred revenue	5,252	4,515
Deferred tax liabilities	4,205	—
Other current liabilities	66	106

Total current liabilities	23,152	21,973
Deferred rent	2,580	1,812
Other non-current liabilities	47	1,347

Total liabilities	25,779	25,132

Minority interest	—	29

Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value; authorized 87.0 million shares; 21.6 million and 23.5 million shares issued and outstanding at December 31, 2007 and 2006, respectively	22	23
Additional paid-in capital	195,472	208,044
Retained earnings (accumulated deficit)	10,700	(16,062)
Accumulated other comprehensive income	1,237	425

Total stockholders’ equity	207,431	192,430

Total liabilities and stockholders’ equity	$233,210	$217,591

See accompanying Notes to Consolidated Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues	$140,647	$110,119	$62,124
Cost of revenues (exclusive of depreciation expense shown below)	101,810	70,203	35,733
Selling, general and administrative expenses	24,430	20,719	12,554
Depreciation and amortization	10,149	7,467	4,414

Income from operations	4,258	11,730	9,423
Interest income, net	(6,169)	(2,540)	(1,388)
Other (income) expense	(25,166)	212	47

Income before income taxes	35,593	14,058	10,764
Income taxes	3,343	(94)	(12,065)

Net income	32,250	14,152	22,829
Foreign currency translation adjustments	412	632	411
Unrealized gain (loss) on marketable securities	(1,035)	7	(149)
Change in pension liability	1,435	—	—

Comprehensive income	$33,062	$14,791	$23,091

Basic earnings per share	$1.40	$0.74	$1.26
Diluted earnings per share	$1.37	$0.72	$1.21
Basic weighted average shares outstanding	23,051	19,088	18,165
Diluted weighted average shares outstanding	23,605	19,621	18,917

See the accompanying Notes to Consolidated Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2006 and 2007

				Retained	Accumulated
			Additional	Earnings	Other		Total
		Commom	Paid-in	(Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Stock	Capital	Deficit)	Income	Compensation	Equity
	(In thousands)

Balance, at December 31, 2004	18,015	$18	$112,514	$(53,043)	$80	$(1,634)	$57,935
Exercise of stock options	291	—	295	—	—	—	295
Deferred compensation for restricted stock units	—	—	414	—	—	(388)	26
Amortization of deferred stock compensation	—	—	(178)	—	—	1,034	856
Tax benefit for disqualifying dispositions of stock options	—	—	189	—	—	—	189
Comprehensive income	—	—	—	22,829	262	—	23,091

Balance, at December 31, 2005	18,306	18	113,234	(30,214)	342	(988)	82,392
Reclassification of deferred compensation related to adoption of SFAS 123R	—	—	(988)	—	—	988	—
Secondary public offering	4,830	5	90,882	—	—	—	90,887
Exercise of stock options and release of restricted stock units	343	—	1,375	—	—	—	1,375
Tax benefit from employee stock option exercises	—	—	747	—	—	—	747
Stock-based compensation	—	—	2,794	—	—	—	2,794
Adoption of SFAS 158, net of tax	—	—	—	—	(556)	—	(556)
Comprehensive income	—	—	—	14,152	639	—	14,791

Balance, at December 31, 2006	23,479	23	208,044	(16,062)	425	—	192,430
Secondary public offering cost	33	—	(167)	—	—	—	(167)
Exercise of stock options and release of restricted stock units	260	1	744	—	—	—	745
Tax benefit from employee stock option exercises	—	—	433	—	—	—	433
Stock-based compensation	—	—	5,863	—	—	—	5,863
Common stock repurchases and cancellations	(2,173)	(2)	(19,445)	(5,488)	—	—	(24,935)
Comprehensive income	—	—	—	32,250	812	—	33,062

Balance, at December 31, 2007	21,599	$22	$195,472	$10,700	$1,237	$—	$207,431

See the accompanying Notes to Consolidated Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES
Net income	$32,250	$14,152	$22,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,149	7,467	4,414
Allowance for doubtful accounts	101	460	102
Stock-based compensation expense	5,863	2,794	882
Amortization of deferred compensation costs	32	342	342
Unrealized gain on derivatives	(18,978)	—	—
Loss on disposal of property and equipment	—	3	64
Deferred income taxes	1,532	(963)	(12,269)
Tax benefits from employee stock option exercises	(433)	(747)	—
Changes in assets and liabilities:
Accounts receivable	(1,179)	(8,949)	(2,953)
Prepaid expenses and other assets	459	(2,719)	(1,575)
Accounts payable and accrued liabilities	(3,311)	10,962	3,225
Deferred rent	777	146	—
Deferred revenue	669	(421)	1,606

Net cash provided by operating activities	27,931	22,527	16,667
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(8,968)	—
Collections applied to principal of receivable portfolios	—	—	7
Purchases of property and equipment	(21,722)	(17,307)	(7,327)
Proceeds from sale of property and equipment	—	—	120
Restricted cash equivalent	—	—	422
Net proceeds from called short term investments	—	—	2,000
Purchases of marketable securities	(84,473)	(57,800)	(29,600)
Proceeds from sale/maturities of marketable securities	99,770	22,000	3,600

Net cash used for investing activities	(6,425)	(62,075)	(30,778)
FINANCING ACTIVITIES
Payments of capital lease obligation	(59)	(380)	—
Repurchases of common stock	(24,935)	—	—
Proceeds from public offerings	—	96,600	—
Public offering costs	(167)	(5,713)	—
Tax benefits from employee stock option exercises	433	747	—
Proceeds from exercise of stock options	745	1,375	295

Net cash (used for) provided by financing activities	(23,983)	92,629	295
Effect of exchange rate changes on cash	—	39	(7)

Net increase (decrease) in cash and cash equivalents	(2,477)	53,120	(13,823)
Cash and cash equivalent, beginning of period	80,880	27,760	41,583

Cash and cash equivalent, end of period	$78,403	$80,880	$27,760

CASH PAID FOR:
Interest paid	$4	$8	$—
Taxes paid	$109	$813	$48
NON-CASH ACTIVITIES:
Unrealized holding gains/(losses) on marketable securities	$1,034	$7	$(146)
Non-cash purchases of property and equipment	$—	$873	$—
Non-cash other comprehensive income adjustment for pension liabilities	$(1,435)	$556	$—

See the accompanying Notes to Consolidated Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

PeopleSupport, Inc. (the “Company”) is a leading offshore business process outsourcing (“BPO”) provider offering customer management, transcription and captioning and additional BPO services from its centers in the Philippines, Costa Rica and the United States. The Company provides complex and cost-effective outsourced services to a wide range of U.S.— based clients that operate primarily within the travel, consumer, financial services, technology, telecommunications, healthcare, insurance and media industries.

Note 2.	Summary of Significant Accounting Policies

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

Concentrations of Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents, accounts receivable and derivative instruments.

Cash and cash equivalents are maintained with major financial institutions and at times are in excess of FDIC insurance limits of $100,000. Based on the financial historical strength of these institutions, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses and write-offs of accounts receivable, which amounted to $0.3 million and $0.9 at December 31, 2007 and December 31, 2006, respectively. This allowance is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance based on historical experience, in addition to any credit matters with specific customers of which management is aware. The allowance is reviewed monthly in an effort to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when management believes it is probable the receivable will not be collected.

The Company’s revenue is concentrated among a small number of clients. The following table shows revenue and accounts receivable from significant customers, who in any one or more of the years shown accounted for 10% or more of the Company’s revenue or receivable balance, for the years indicated below:

	As of and for the Years Ended December 31,
	2007		2006		2005
	% of Revenue	% of A/R, Net	% of Revenue	% of A/R, Net	% of Revenue	% of A/R, Net

Customer A	21%	14%	17%	19%	27%	21%
Customer B	16	21	16	16	20	26
Customer C	13	11	13	9	12	—
Customer D	9	11	9	8	9	15

Note that in the above table, Customer A refers to the largest customer for that particular period, Customer B is second largest and so on. Ranking for year 2007 do not necessarily correlate to the rankings for the same periods in 2006 and 2005.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the counter parties are well-established and well-capitalized financial institutions.

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

The Company’s revenues are dependent on clients in the travel, consumer, financial services, technology, telecommunications, healthcare, insurance and media industries. A material decrease in demand for outsourced services in these industries could result in significant revenue decrease. Additionally, the Company has significant operations in the Philippines and is subject to risks associated with operating in the Philippines including political, social and economic instability and increased security concerns, fluctuation in currency exchange rates and exposure to different legal standards. Carrying amount of total fixed assets used in its Philippine operations were $25.9 million and $16.6 million at December 31, 2007 and 2006, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or less. Marketable securities include government bonds, corporate bonds, preferred stocks, asset backed securities and mortgage backed securities. All marketable securities are considered available for sale.

Allowance for Doubtful Accounts

The Company established an allowance for doubtful accounts of $0.3 million and $0.9 million, or 1.7% and 5.0% of receivables at December 31, 2007 and 2006, respectively to reserve for uncollectible accounts receivable. The Company performs ongoing credit evaluations to ensure that there is a sufficient reserve to cover any potential write-offs. Account receivable balances are written off against the allowance when it is probable that they are not collectible.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements.

During the year 2007, the Company completed a review of the lives of its fixed assets. The Company determined that actual lives of its fixed assets were generally longer than the useful lives being used for depreciation purposes. Therefore, for assets acquired after January 1, 2007, the Company extended the estimated useful lives of furniture, fixtures and equipment from 5 years to 7 years, computer equipment and software from 1- 3 years to 4 years, and telephone equipment from 3 years to 5 years.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Washington Mutual may acquire our Costa Rica operations from us with 30 days notice at any time prior to the expiration of the contract with us by paying a termination fee. This termination fee is a set amount in the contract that decreases each month. As of December 31, 2007 the amount of net fixed assets in Costa Rica in excess of the termination fee is approximately $0.6 million or less. The Company has not received any indication that Washington Mutual will exercise their option to acquire our Costa Rica operation.

Goodwill and Other Intangible Assets

Goodwill and other intangibles with indefinite lives are reviewed for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value.

Revenue Recognition

Implementation fees, including revenues associated with the installation and integration of new customers into our telecommunications, information technology and client reporting structures, are deferred and recognized ratably over the life of the contract. Session fees, including revenues associated with voice, email and live help transactions and with hosting and maintaining software applications for customer service, are recognized as these services are provided. Revenues are recognized when there are no significant Company obligations remaining, fees are fixed and determinable and collection of the related receivable is reasonably assured.

Deferred revenue mainly represents amounts billed or cash received in advance from two of the Company’s major customers and is earned when services are provided to these customers. As of December 31, 2007 and 2006, our balance sheet reflects $5.3 million and $4.5 million in deferred revenues, respectively.

Cost of Revenues

Cost of revenues excludes depreciation and amortization expenses and consists primarily of employee-related costs associated with the services rendered on behalf of a client, as well as telecommunication costs, information technology costs associated with providing customer management services and facility support costs related to the operation of outsourcing and data centers.

Earnings Per Share

Basic earnings per share (EPS) represents net income for the period divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stocks.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the basic and diluted earnings per share computations (in thousands):

	Years Ended December 31,
	2007			2006			2005
		Weighted			Weighted			Weighted
		Average			Average			Average
		Number of			Number of			Number of
	Net	Common	Per Share	Net	Common	Per Share	Net	Common	Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$32,250	23,051	$1.40	$14,152	19,088	$0.74	$22,829	18,165	$1.26
Effect of potential common shares:
Options	—	473		—	491		—	752
Restricted stock units	—	81		—	42		—	—

Diluted earnings per share	$32,250	23,605	$1.37	$14,152	19,621	$0.72	$22,829	18,917	$1.21

The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2007	2006	2005

Options	771	43	220
Common stock warrants and Restricted Stock Units	100	2	50

	871	45	270

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under SFAS 109, deferred income tax assets and liabilities are provided to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying consolidated financial statements. A valuation allowance is recognized to reduce the carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

The Company presents data in the consolidated statements of shareholders’ equity in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income are as follows (in thousands):

	Foreign		Minimum
	Currency	Unrealized	Pension
	Translation	Gain (Loss) on	Liability
	Adjustment	Securities	Adjustment	Total

Balance at December 12/31/2004	$84	$(4)	$—	$80
2005 change	411	(149)	—	262

Balance at December 12/31/2005	495	(153)	—	342
2006 change	632	7	(556)	83

Balance at December 12/31/2006	1,127	(146)	(556)	425
2007 change	412	(1,035)	1,435	812

Balance at December 12/31/2007	$1,539	$(1,181)	$879	$1,237

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate carrying amounts due to the short-term nature of these instruments. Marketable securities are carried at the quoted market prices. The fair values of forward contracts are based on third party bank quotes.

Foreign Currency Translation

The Company’s Philippine subsidiary used its local currency as its functional currency through September 30, 2006. Its asset and liability accounts were translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates. Revenue and expense accounts were translated into U.S. dollars at average exchange rates during the period. Foreign exchange translation adjustments were included in accumulated other comprehensive income, which was reflected as a separate component of stockholders’ equity. Foreign currency transaction gains or losses were recognized as a component of net income as incurred. Such gains and losses were included in other income or expense in the accompanying consolidated statements of operations.

Beginning October 1, 2006 the Company’s Philippine subsidiary changed its functional currency to U.S. dollar. This accounting change was primarily due to our Philippine subsidiary contracting, invoicing and collecting payment in U.S. dollars directly with two of our major customers. The significant change in facts and circumstance resulted in a reassessment of their functional currency under the guidelines of SFAS No. 52, Foreign Currency Translation. Asset and liability accounts were translated into U.S. dollars at exchange rates prevailing at that time. This change resulted in a $0.2 million pre-tax gain in the fourth quarter of year 2006. Revenue and expense accounts are translated using the prevailing U.S. dollar exchange rate and the resulting gain or loss is recognized as a component of net income or loss as incurred.

Foreign Exchange Forward Contracts

The Company uses forward contracts to manage risks generally associated with foreign exchange rate volatility. The Company enters into foreign exchange forward contracts to hedge against the effect of the declining value of U.S. dollar against the Philippine peso. The contracts are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133 requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of operations. As of December 31, 2007, no outstanding derivative contracts were designated hedges.

Stock-based Compensation Expense

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, or SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company’s stock price volatility and employee stock award exercise behaviors. The Company’s expected volatility is primarily based upon the historical volatility of PeopleSupport’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accounting for Pension Plans

The Company accounts for its Philippine pension plan in accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of SFAS No. 87, 88, 106, and 132R), or SFAS 158. SFAS 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position and to recognize changes to that funded status in the year in which the changes occur through comprehensive income.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (The Company’s fiscal year commencing January 1, 2009). The Company does not currently expect the adoption of the provisions of SFAS 141R to have a material effect on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, SFAS 160. SFAS 160 amends Accounting Research Bulletin 51,

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 (the Company’s fiscal year commencing January 1, 2009). The Company does not currently expect the adoption of the provisions of SFAS No. 160 to have a material effect on our financial condition, results of operations or cash flows.

In February 2007, the Financial Accounting Standard Board issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company believes that adoption of SFAS 159 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 157 on its consolidated financial statements.

Note 3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents and marketable securities at December 31, 2007 (in thousands):

					Short Term	Long Term
	Amortized	Unrealized	Market	Cash &	Marketable	Marketable
	Cost	Gain (Loss)	Value	Equivalents	Securities	Securities

Cash and cash equivalents	$78,403	$—	$78,403	$78,403	$—	$—
Government bonds	19,102	31	19,133	—	18,021	1,112
Corporate bonds	3,394	(367)	3,027	—	—	3,027
Mortgage backed securities	16,681	(143)	16,538	—	—	16,538
Preferred stocks	3,343	(694)	2,649	—	—	2,649
Asset backed securities	1,975	—	1,975	—	1,975	—

Total	$122,898	$(1,173)	$121,725	$78,403	$19,996	$23,326

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 the Company held cash, cash equivalents and marketable securities of $43.8 million in the Philippines.

At December 31, 2007, the Company held $15.0 million of securities, included in government bonds, with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans, and supported by the Department of Education as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. The Company has not experienced a failed auction for any of our securities as of December 31, 2007. However, two issues fail at auction in February with a par value of $10.0 million. Given the deteriorating credit markets, and the increased incidence of failure within the auction market in February 2008, there can be no assurance as to when the Company would be able to liquidate a particular issue. In such case of a failure the Company would not be able to access those funds until a further auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist despite the Company’s ability to hold such investments until maturity, the Company may be required to record an impairment charge at a future date.

The Company will continue to monitor and evaluate these investments as there is no assurance as to when the market for this investment class will return to orderly operations.

The following table sets forth the total marketable securities expected to be matured in future periods indicated below (in thousands):

			Mortgage
	Corporate	Government	Backed	Preferred	Asset Backed
Maturities	Bonds	Bonds	Securities	Stock	Securities	Total

1 year	$—	$18,021	$—	$—	$1,975	$19,996
1 to 5 years	794	862	4,293	2,649	—	8,598
5 to 10 years	2,233	250	164	—	—	2,647
10+ Years	—	—	12,081	—	—	12,081

Total	$3,027	$19,133	$16,538	$2,649	$1,975	43,322

The following table summarizes the Company’s cash, cash equivalents and marketable securities at December 31, 2006 (in thousands):

					Short Term	Long Term
	Amortized	Unrealized	Market	Cash &	Marketable	Marketable
	Cost	Losses	Value	Equivalents	Securities	Securities

Cash and Cash Equivalents	$80,880	$—	$80,880	$—	$—	$—
Government Bonds	33,992	(77)	33,915	—	24,942	8,973
Corporate Bonds	16,184	(9)	16,175	—	14,578	1,597
Mortgage Backed Securities	9,615	(52)	9,563	—	—	9,563

Total	$140,671	$(138)	$140,533	$80,880	$39,520	$20,133

All marketable securities are considered available for sale.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Property and Equipment

At December 31, property and equipment consisted of the following (in thousands):

	2007	2006

Land	$8,810	$—
Furniture, fixtures and equipment	3,925	3,540
Computer equipment and software	23,316	16,931
Telephone equipment	12,517	8,340
Leasehold improvements	12,760	10,515

Property and equipment, gross	61,328	39,326
Less: Accumulated depreciation and amortization	(27,567)	(17,246)

Property and equipment, net	$33,761	$22,080

In the first quarter of 2007, PeopleSupport Properties Philippines, Inc. (“PeopleSupport Properties”), a Philippine corporation owned 40% by PSPI and 60% by a statutorily required pension trust established for the benefit of PSPI’s employees, acquired two undeveloped properties, one in Manila and one in Cebu, for a total of $8.8 million. PSPI loaned the money to PeopleSupport Properties to purchase the land. The financial information of PeopleSupport Properties is consolidated into the Company’s financial statements since the Company has controlling interest in PeopleSupport Properties. To the extent PeopleSupport Properties operates at a loss, no minority interest was shown in the accompanying consolidated financial statements. As of December 31, 2007, PeopleSupport Properties had recorded cumulative net losses of $0.1 million related to purchasing and holding the property.

Note 5.	Commitments and Contingencies

Leases

The Company leases certain buildings under operating leases, which expire at various dates through 2017. The building leases contain various renewal options. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $6.3 million, $4.3 million and $2.7 million, respectively.

Future minimum rental commitments for non-cancelable operating leases at December 31, 2007 were as follows (in thousands):

Operating
Years Ending December 31,	Lease

2008	$7,419
2009	6,086
2010	6,361
2011	5,459
2012	4,572
Thereafter	14,891

Total	$44,788

In addition, the Company records rental expense on a straight-line basis over the non-cancelable lease terms. The deferred lease liability, resulting from the escalated rental payments related to certain leases, as of December 31, 2007 and 2006 was $2.6 million and $1.8 million, respectively.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Compensation Obligation

Effective July 1, 2002, the Company adopted its 2002 Management Incentive Plan (the “Plan”) under which the Company was obligated to make payments to senior management and key employees upon completion of certain significant transactions, including the sale of the Company or an initial public offering pursuant to the Securities Act of 1933. Under the Plan, certain key employees designated by the Company’s Board of Directors received cash payments based on the aggregate net proceeds received by the Company and selling stockholders from the initial public offering. The Company paid $5.3 million under the Plan upon the closing of its initial public offering on October 6, 2004 and recorded a deferred compensation liability related to the unpaid portion of the obligation as of December 31, 2004. The unpaid portion of the obligation was paid in three consecutive year period. For the year ended December 31, 2007, 2006 and 2005, total expense related to the Plan was $0, $0.3 million and $0.3 million, respectively. No further payments are expected to be made under this plan.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated, however, management believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains various liability insurance coverage to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations.

The Company acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company, in January 2006. These companies were parties to an on-going arbitration proceeding and the arbitrator recently issued an award in the amount of $0.9 million against the companies. The companies have filed a petition in Los Angeles Superior Court to vacate the award and the court ruled against them. A final award is being appealed. The Company is entitled to indemnification from the principal sellers of these companies through the purchase agreement with them and believes that the final disposition of such matter will not have a material adverse effect on the Company.

Note 6.	Stock- Based Compensation

The Company’s stock incentive plans provide for grants of options to purchase shares of common stock, awards of restricted stock, stock appreciation rights and stock units. Incentive stock options and restricted stock units are generally granted to employees. Except for options exchanged in acquisitions, all options have been issued with a strike price equal to the fair market value of the option on the day of grant. All grants and awards are settled in equity and settled through the issuance of shares that have been authorized and are previously unissued. A detailed description of each of the Company’s stock-based compensation plans is provided below.

2004 Stock Incentive Plan

The 2004 stock incentive plan was adopted by the Company’s board of directors in July 2004 and, following stockholder approval, became effective upon the completion of the Company’s initial public offering. The 2004 stock incentive plan is administered by the Board of Directors or the compensation committee of the board and provides for the issuance of stock options at prices not less than 85% (110% if the award is issued to a 10% stockholder) of the fair market value at the date of grant. The 2004 stock incentive plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock units. Incentive stock options may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors, advisors and consultants. The Board of Directors may amend or modify the 2004 stock incentive plan at any time with stockholders’ approval.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2004 stock incentive plan, no participant may receive option grants, restricted shares, stock units, or stock appreciation rights for more than 180,000 shares total in any calendar year, or for more than 720,000 shares total in the first year of service. The number of shares reserved for issuance under the 2004 stock incentive plan will be increased on the first day of each fiscal year during the term of the plan, beginning January 1, 2006, by the lesser of 1,100,000 shares, 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or a number of shares determined by the Board of Directors. An aggregate of approximately 3,481,000 options were reserved under the Plan, of which 711,670 options were available for future grant by the Board of Directors at December 31, 2007. On January 1, 2008, an additional 863,942 shares were added to the pool of available shares reserved under the 2004 Stock Incentive Plan.

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

Accounting for Stock Based Compensation

The following table reflects the pro forma net income and earnings per share for the years ended December 31, 2005, had we elected to adopt the fair value approach of SFAS 123 as reported in the footnotes to the Company’s financial statements (in thousands).

Year Ended
December 31,
2005

Net income as reported	$22,829
Add: Stock-based compensation expense included in reported net income, net of related tax effects	882
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net related tax effects	(2,250)

Pro forma net income	$21,461

Basic earnings per share
As reported	$1.26
Pro forma net income	$1.18
Diluted earnings per share
As reported	$1.21
Pro forma net income	$1.13

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on observed historical exercise patterns. Because of the very limited historical data, all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historically paid regular cash dividends from inception. The following tables summarize the weighted average assumptions used in the calculation of fair market value for the year ended December 31, 2007 and 2006.

	Years Ended December 31,
	Stock Options			Restricted Stock Units
	2007	2006	2005	2007	2006	2005

Expected volatility	64.2%	53.0%	49.0%
Dividend yield	—	—	—
Expected term	4.5	4.5	4.4	2.0	2.0	2.0
Risk free interest rate	4.3%	4.8%	4.2%

The estimated weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $7.11, $7.81 and $3.67, respectively.

The following table below summarizes the stock option activity under the plan for the year ended December 31, 2007 and 2006:

	2007				2006				2005
			Weighted				Weighted				Weighted
			Average				Average				Average
		Weighted	Remaining			Weighted	Remaining			Weighted	Remaining
		Average	Contractual	Aggregate		Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic	Options	Exercise	Term	Intrinsic	Options	Exercise	Term	Intrinsic
	Outstanding	Price	(Years)	Value	Outstanding	Price	(Years)	Value	Outstanding	Price	(Years)	Value
	(In thousands)			(In thousands)	(In thousands)			(In thousands)	(In thousands)			(In thousands)

Outstanding at beginning of year	1,948	$9.56	8.2	$22,383	1,699	$5.58	8.3	$5,288	1,252	$2.57	8.0	$9,268
Granted	567	13.22			787	15.40			962	8.39
Issued via RapidText acquisition	—	—			10	1.93			—
Expired	(31)	8.49			(13)	8.74			(19)	4.02
Forfeited	(379)	13.16			(206)	7.72			(205)	6.96
Exercised	(252)	3.37			(329)	4.37			(291)	1.01

Outstanding at end of year	1,853	$10.93	8.0	$7,225	1,948	$9.56	8.2	$22,383	$1,699	$5.58	8.3	$5,288

Vested or expected to vest	1,651	$10.61	7.9	$6,848	1,701	$9.24	6.3	$20,103	—	—	—	—

Exercisable at end of year	802	$8.36	6.9	$4,833	584	$4.38	5.1	$9,735	$474	$2.98	4.0	$2,687

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	(In thousands)			(In thousands)

$ 0.03 - $ 0.19	22	0.5	$0.03	22	$0.03
$ 0.20 - $ 0.41	141	5.7	0.41	140	0.41
$ 0.42 - $ 6.85	101	5.4	6.22	98	6.20
$ 6.86 - $ 7.23	287	7.8	7.23	153	7.23
$ 7.24 - $ 8.63	146	7.7	8.45	88	8.37
$ 8.64 - $11.24	196	7.8	10.28	93	10.20
$11.25 - $11.91	487	9.2	11.73	73	11.90
$11.92 - $12.17	23	8.4	12.17	23	12.17
$12.18 - $18.35	345	8.6	17.79	97	18.35
$19.48 - $21.14	106	8.7	20.12	16	20.70

Total	1,853	8.0	$10.93	802	$8.36

	2007	2006
	(In thousands)

Net proceeds from stock options exercised	$744	$1,375
Tax benefits related to stock options exercised	$433	$747
Intrinsic value of stock options exercised	$2,362	$3,337

The following table summarized restricted stock unit activity for the years ended December 31,2007:

	2007				2006
			Weighted				Weighted
		Weighted	Average			Weighted	Average
	Restricted	Average	Remaining		Restricted	Average	Remaining
	Stock	Grant	Contractual	Aggregate	Stock	Grant	Contractual	Aggregate
	Units	Date Fair	Term	Intrinsic	Units	Date Fair	Term	Intrinsic
	Outstanding	Value	(Years)	Value	Outstanding	Value	(Years)	Value

Outstanding at beginning of year	178	$13.90	1.5	$3,747	54	$7.69	1.8	$458
Granted	838	11.97			148	15.14
Canceled	(41)	11.78			(7)	7.49
Released	(58)	13.52			(17)	7.67

Outstanding at end of year	917	$12.26	2.3	$12,539	178	$13.90	1.5	$3,747

The Company records stock-based compensation expense over the requisite service period which is equal to the vesting period. For the years ended December 31, 2007 and 2006, stock-based compensation expense

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the amount of $5.9 million and $2.8 million, respectively, was included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2007	2006

Cost of revenues	$1,354	$731
Selling, general & administrative	4,510	2,062

	$5,864	$2,793

As of December 31, 2007, the unrecognized compensation cost related to non-vested stock options and restricted stock units was $4.8 million and $7.6 million, respectively. As of December 31, 2006, the unrecognized compensation cost related to non-vested stock options and restricted stock units was $6.4 million and $1.7 million, respectively. The related weighted-average period over which stock options and restricted stock units expected to be recognized is approximately 1.6 years and 2.3 years, respectively. The Company expects to continue issuing new shares when its employees convert the options and restricted stock units to shares of common stock. At this time, The Company does not expect to re-purchase these shares on the open market.

Note 7.	Pension Plan

The Company sponsors a defined benefit pension plan (the “Pension Plan”), approved by its Board of Directors on December 7, 2006, for its employees in the Philippines. All employees with regular employment status are eligible to participate in the Pension Plan. Prior to the creation of the pension plan, the company had a statutory obligation to pay certain amounts to our employees.

Under the plan, participants are classified as Normal, Early or Late retirement, defined as follows:

Normal Retirement.  The normal retirement date of a participant shall be the first day of the month coincident with or next following his sixtieth (60th) birthday, provided he has served the Company for at least five (5) years of Credited Service. The participant’s normal retirement benefit shall be a sum equal to one-half month salary for every year of credited service, a fraction of at least six (6) months being considered as one whole year.

Early Retirement.  Upon reaching the age of fifty (50) and with ten (10) years of service, a participant may retire and shall be entitled to an early retirement benefit which shall be a sum equal to one-half month salary for every year of credited service, a fraction of at least six (6) months being considered as one whole year.

Late Retirement.  The late retirement date of a participant shall be the first day of the month coincident with or next following his sixty fifth (65th) birthday, provided he has served the Company for at least five (5) years of credited service. The participant’s late retirement benefit shall be a sum equal to one-half month salary for every year of credited service, a fraction of at least six (6) months being considered as one whole year.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. This Standard requires companies to recognize the funded status of a defined benefit plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of changes in the plan’s benefit obligation and plan assets for the year ended December 31, 2007 and 2006, respectively (in thousands):

	At December 31,
	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$1,236	$402
Effect of foreign currency translation	100	34
Service cost	428	46
Interest cost	52	258
Curtailment	(33)	(345)
Actuarial (gain) loss	(1,644)	841

Benefit obligation at end of year	$139	$1,236

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	587	—
Actual return on plan assets	36	—

Fair value of plan assets at end of year	$623	$—

Funded Status
Plan assets less pension plan obligations	$484	$(1,236)
Unrecognized net transition obligation	13	23
Unrecognized net actuarial (gain) loss	(892)	533

Net amount recognized	$(395)	$(680)

Accumulated benefit obligation	$77	$188

The net amount recognized consists of net pension asset of $0.5 million and accrued benefit cost of $1.2 million as of December 31, 2007 and 2006, respectively, and is included in other non-current assets and liabilities in the accompanying consolidated balance sheets. Changes in funded status of $1.4 million and $0.6 million were included in accumulated other comprehensive income at December 31, 2007 and 2006, respectively. The Company expects to recognize approximately $0.3 million, which will be included in accumulated other comprehensive income, as a component of net periodic benefit cost in 2008.

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plan were as follows:

	For the Years Ended
	December 31,
	2007	2006

Discount rate	7.50%	7.5%
Expected rate of return on plan assets	7.50%	n/a
Expected rate of compensation increase	7.50%	7.5%

Since there is no deep market in high-quality corporate bonds in the Philippines, the Company’s discount rate for the Pension Plan was determined by considering the yields on long-term Philippine Treasury Bonds. A lower discount rate would increase the present value of benefit obligations. The expected rate of compensation increase was determined by considering the inflation, seniority, promotion and other market factors. The expected rate of

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return on plan assets represents an estimate of returns on funds invested. The return rate was determined by historical and expected yields on assets, the asset mix of the fund and information on the investment policy. The Company evaluates these assumptions on a periodic basis taking into consideration current market conditions and historical market data.

The following table provides information about net periodic benefit cost (in thousands):

	For the Years Ended December 31,
	2007	2006

Service cost	$428	$258
Interest cost	52	46
Expected return on plan assets	(17)	—
Amortization of net transition obligation	2	—
Amortization of net actuarial gain (loss)	(187)	—

Net periodic benefit cost	$278	$304

The estimated future benefit payments for the following five years are as follows (in thousands):

Pension
Period	Benefits

2008	$8
2009	4
2010	9
2011	10
2012	25
2013-2017	164

The Company made cash contributions of $0.6 million to its Pension Plan during 2007. The plan assets are managed by the Bank of the Philippine Islands. At December 31, 2007, the Company’s asset allocations are approximately 46% in government instruments, 29% in other fixed income investments, 20% in equities and 5% in PS Properties, Inc. The Company doesn’t expect to make cash contribution in 2008.

As of December 31, 2007, under the provisions of the plan a total of 8,157 active employees in the Philippines, on average 26.9 years old, were considered eligible participants. The average employee had been with the Company for 1.5 years and is expected to work for an additional 2.9 years. No employees are fully vested under the plan nor are there any retirees or other beneficiaries.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Income Taxes

The components of the benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$203	$615	$137
State	37	$254	$67
Foreign	1,571	—	—

	1,811	869	204

Deferred:
Federal	(118)	930	(12,050)
State	738	(1,893)	(219)
Foreign	912	—	—

	1,532	(963)	(12,269)

Total provision (benefit)	$3,343	$(94)	$(12,065)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	1.4	2.6	(0.9)
Difference between foreign and U.S. tax rates	(30.1)	(31.6)	(16.6)
Change in valuation allowance	—	(10.2)	(131.7)
Stock options	2.9	3.5	2.9
Other	0.2	—	(0.8)

	9.4%	(0.7)%	(112.1)%

Income/(loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Domestic	$(2,157)	$1,374	$5,667
Foreign	37,750	12,684	5,097

Total	$35,593	$14,058	$10,764

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary components of temporary differences which give rise to the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2007	2006

Net deferred tax asset:
Net operating loss and credit carryforwards	$26,049	$20,253
Depreciation/amortization	(112)	(38)
Reserves and allowances	592	775
Stock based compensation	1,064	327
Federal effect of state tax	(794)	(1,057)
Unrealized foreign exchange gain	(7,199)	—
Other	(439)	—

	$19,161	$20,260

As of December 31, 2007, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $65.2 million and $33.1 million respectively. The federal and state net operating loss carryforwards begin to expire in the years 2020 and 2012, respectively. The Company’s ability to use the net operating loss carryforwards is subject to limitations under Section 382 of the U.S. Internal Revenue Code. Based upon the Company’s analysis, management does not believe that these limitations will affect the ability to use these carryforwards. During the year ended December 31, 2006, the Company released the remaining federal and California deferred tax asset valuation allowance, as it was determined that it is more likely than not that the deferred tax assets will provide future tax benefits.

The Company’s subsidiaries in the Philippines and Costa Rica are currently the beneficiaries of income tax holiday incentives. The Philippine income tax holidays have durations of four to six years, with the possibility of two to three year extensions. These income tax holiday incentives expire at staggered dates. In September of 2007 the income tax holiday in one of our facilities in the Philippines expired, however, an application for an extension was subsequently filed and the impact of the income tax holiday in this facility is not material. The expected approval of the extension will apply retroactively. It is possible that extension requests could be denied, or that due to actions of the government of the Philippines these holidays could be removed entirely. Should either of these events occur, Philippine statutory income tax rates would apply to income earned by the Philippines subsidiary. Following the expiration of tax holiday incentives, the Philippines subsidiary will be taxed at 5% of modified gross income as provided under the Philippine Economic Zone Authority (PEZA) law. The Philippines subsidiary shall likewise be liable to the 35% statutory income tax with respect to income derived from activities that are not covered by its registration with PEZA.

Our Costa Rica subsidiary is located in free zones that are entitled to a 100% exemption from income tax in the first 8 years of operation and a 50% exemption in the following 4 years.

For the years ended December 31, 2007 and 2006, we estimate the benefit of the tax holidays in the Philippines and Costa Rica to be $10.1 million and $4.6 million respectively.

Our effective income tax rate increased to 9.4% in 2007 (-0.7% in 2006) primarily due to the provision for income tax related to income derived by the Philippine subsidiary from the non-registered activities with PEZA, which is mainly composed of foreign exchange gains from forward contracts. Income earned from non-PEZA registered activities amounted to $6.9 million. Offsetting the increase in the effective tax rate was the impact of the higher percentage of our profits being derived from jurisdictions with income tax holiday incentives.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not provided a deferred U.S. tax liability on the undistributed earnings of our Philippine and Costa Rican subsidiaries because it currently intends to reinvest these earnings in these countries. Undistributed pre-tax earnings of our subsidiaries, which have been or are intended to be permanently invested in accordance with APB No. 23, Accounting for Income Taxes — Special Areas, aggregated approximately $8.9 million, $21.6 million and $59.7 million at December 31, 2005, 2006 and 2007, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would accrue the applicable amounts of taxes associated with such earnings using the effective federal tax rate at the time of repatriation.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The implementation of FIN 48 did not have a material affect on our financial statements at adoption and as of December 31, 2007. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event the Company receives an assessment for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.

Note 9.	Geographic and Segment Information

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

The following table presents certain geographic information regarding the Company’s operations (in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenue
U.S	$135,092	$109,560	$62,124
Foreign	5,555	559	—

Total revenue	$140,647	$110,119	$62,124

Depreciation and amortization
U.S	$2,380	$1,646	$1,005
Philippines	7,190	5,551	3,409
Costa Rica	579	270	—

Total depreciation and amortization	$10,149	$7,467	$4,414

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006

Total assets
U.S	$159,511	$179,766
Philippines	71,998	$35,545
Costa Rica	1,701	$2,280

Total assets	$233,210	$217,591

Long-lived assets(1)
U.S	$6,528	$3,704
Philippines	25,910	16,554
Costa Rica	1,323	1,822

Total long-lived assets	$33,761	$22,080

Goodwill
U.S	$7,629	$7,629
Philippines	—	—
Costa Rica	—	—

Total goodwill	$7,629	$7,629

(1)	Long-lived assets include property and quipment, net and intangibles, net.

Note 10.	Foreign Currency Forward Contracts

Because substantially all of the Company’s revenue is denominated in U.S. dollars and a majority of its cost of revenues is denominated in Philippine pesos, a decline in the value of the dollar relative to the peso adversely impacts its operating margins and overall profit. Starting in January 2007, the Company entered into foreign currency forward contracts between the U.S. dollar and Philippine peso that expire ratably throughout the year and into 2008. While these contracts are not designated as hedges, the Company entered into these derivative contracts to partially offset the economic effect of the declining value of the U.S. dollar against the Philippine peso. The contracts are accounted for in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. This statement requires that derivative contracts not designated as hedges be marked to market with gains and losses of both settled and outstanding contracts recorded in the current period . The unrealized gain or loss as of the end of the reporting period for outstanding contracts is also recorded as an asset or a liability in the financial statements.

At December 31, 2007, forward contracts in the nominal value of $166.0 million, with a fair market value of $185.0 million, were outstanding. The excess fair value over the nominal value is included in prepaids and other current assets and non-current assets in the amounts of $12.2 million and $6.8 million, respectively. Total realized gain of $4.6 million and unrealized gains of $19.0 million were recorded as other income in the accompanying consolidated statement of operations for the year ended December 31, 2007. Based on the value of outstanding contracts as of December 31, 2007, a 1% change in the value of the Philippine peso compared to the U.S. dollar would impact other income/expense by $1.6 million.

Note 11.	Credit Agreements

In July 2006, the Company entered into an agreement with Citibank that provides a revolving line of credit for general corporate purposes and allows the Company to borrow up to $25.0 million. The line of credit terminates on

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear interest at either the prime rate minus 0.25% or at LIBOR plus 0.65%. At December 31, 2007, the Company does not have any borrowings outstanding under the loan agreement and is in compliance with all the covenance.

Note 12.	RapidText Acquisition

On January 9, 2006, the Company acquired all of the outstanding common stock of RapidText, Inc. (“RapidText”), a privately held transcription and captioning service company based in Newport Beach, CA. The Company paid $9.0 million in cash from existing cash reserves and assumed $22,000 worth of unvested stock options. The purchase price includes transaction costs of approximately $0.5 million. As part of the purchase agreement, $1.3 million of cash was held in escrow to satisfy indemnification obligations. In addition, there was a net working capital holdback of $0.4 million. An earn-out provision could have resulted in the issuance of up to 113,000 shares valued at purchase at approximately $1.0 million. RapidText did not meet the earn-out provisions and no additional shares were issued.

The Company’s allocation of purchase price for the acquisition is as follows (in thousands):

Description	Value

Net current assets	$1,262
Property, plant and equipment	195
Noncurrent other assets	250
Net current liabilities	(748)
Long term capital leases	(139)

Estimated fair value, net assets acquired	820
Goodwill	7,310
Other intangible assets	860

Total purchase price	$8,990

The following table summarizes the components of intangible assets (in thousands):

Intangible Assets	Value

Customer list	$500
Non-compete agreements	200
Software	60
Trademarks/Tradenames	100

Total	$860

Goodwill and Intangible assets associated with the RapidText acquisition are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. According to this statement, goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but instead must be reviewed at least annually, and more frequently in the presence of certain circumstances, for impairment. Based on the results of the Company’s annual impairment review in the fourth quarter of 2007 in accordance with SFAS 142, the Company determined that there has been no impairment of goodwill. The Company does not expect to deduct goodwill for tax purposes. Intangible assets with finite lives are amortized over their expected lives of six years. The annual amortization expense for intangibles was $0.1 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively, and will be $0.1 million for the year ended December 31, 2008 through 2011.

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

Year Ended
December 31,
2005
(In thousands)

Pro forma revenue	$71,814
Pro forma net income	$23,047
Pro forma basic income per share	$1.27
Pro forma diluted income per share	$1.22
Pro forma basic weighted average shares outstanding	18,165
Pro forma diluted weighted average shares outstanding	18,919

Note 13.	Related Party Transactions

At the time of the acquisition of RapidText, the Company entered into a three-year agreement with the founder of RapidText, who was an officer of the Company up through August 7, 2007, to continue to lease the office space in the building owned by him and one of the Company’s employees. Under the agreement, the Company pays rent of approximately $10,000 per month. The lease expires in February 2009. Before it expires, the Company can terminate the lease with three months written notice. The lease obligation has been included in the Company’s contractual obligations as described in Note 5. For the year ended December 31, 2007 and 2006, the Company paid $0.1 million and $0.1 million, respectively.

Note 14.	Stock Repurchase Program

On August 9, 2007, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of the Company’s outstanding shares of common stock on the open market over a one-year period that will end on August 8, 2008.

Through December 31, 2007, the Company repurchased 2.2 million shares of common stock through the open market at an aggregate cost of $25.0 million, or an average cost of $11.50 per share.

Note 15.	Captive Service Agreement

The Company entered into a captive service agreement with one of its client effective May 1, 2007. The client has the right to use the Company’s operational facilities including the voice and data infrastructure for up to a total capacity of 740 seats. As of December 31, 2007, the client is occupying 339 seats. The agreement terminates on March 31, 2008 but with an option to renew for a maximum of two (2) three month terms. The Company is the lessor in this arrangement and the agreement is classified as an operating lease. Revenue is recorded as earned over the life of the lease and for the year ended December  31, 2007 totalled $4.1 million.

Note 16.	Stockholder Rights plan

On August 27, 2007, The Company’s Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s Common Stock to certain shareholders of record under certain circumstances where one or more acquirers have

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased 10% or more of the Common Stock. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a Preferred Share, at a per-share purchase price of $65.00 in cash, subject to adjustment (as so adjusted, the “Purchase Price”). A Right entitles the holder to receive that number of shares of Common Stock which equals such Purchase Price divided by one-half of the current market price of the Common Stock. The Company may at any time redeem the Rights in whole but not in part, at a redemption price of $0.001 (as adjusted) per Right.

Note 17 Subsequent Events

On March 5, 2008 the Company’s Board of Directors approved a share repurchase program, to facilitate the repurchase of up to $25.0 million of its common stock. The timing and amount of repurchase transactions will be based on market conditions, share price and other factors. The program may be suspended or discontinued at any time.

Quarterly Financial Data (Unaudited)

Summary of unaudited quarterly financial data for the year ended 2007 and 2006 is as follows:

	2007
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.

Revenues	$33,597	$34,328	$36,932	$35,790
Income from operations	1,082	518	2,411	247
Net income(1)	3,863	3,907	6,354	18,126
Basic income per share	$0.16	$0.17	$0.27	$0.83
Diluted income per share	$0.16	$0.16	$0.27	$0.81

	2006
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.

Revenues	$23,047	$25,947	$30,117	$31,008
Income from operations	3,353	3,594	3,973	810
Net income	2,874	3,808	3,512	3,958
Basic income per share	$0.16	$0.21	$0.19	$0.19
Diluted income per share	$0.15	$0.20	$0.18	$0.18

(1)	The increase in fourth quarter 2007 net income as compared to the previous 2007 quarters was primarily due to realized and unrealized gain related to foreign exchange forward contracts of $18.2 million.

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

/s/ LANCE ROSENZWEIG Lance Rosenzweig	President, Chief Executive Officer (Principal Executive Officer), Secretary and Chairman of the Board of Directors	March 6, 2008

/s/ CAROLINE ROOK Caroline Rook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2008

/s/ ADAM BERGER Adam Berger	Director	March 6, 2008

/s/ C. LARRY BRADFORD C. Larry Bradford	Director	March 6, 2008

/s/ MICHAEL EDELL Michael Edell	Director	March 6, 2008

/s/ GEORGE ELLIS George Ellis	Director	March 6, 2008

/s/ FRANK PERNA Frank Perna	Director	March 6, 2008

/s/ JOE ROSE Joe Rose	Director	March 6, 2008