Form 10-Q
period 2008-03-31
PeopleSupport, Inc.
filed 2008-05-07
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock outstanding as of May 1, 2008 was 21,151,789 shares.

PeopleSupport, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$104,470	$78,403
Marketable securities	2,968	19,996
Accounts receivable, net of allowance for doubtful accounts of $353 and $329	18,419	19,206
Land held for sale	6,874	—
Prepaid expenses and other current assets	4,936	17,149

Total current assets	137,667	134,754
Property and equipment, net	25,738	33,761
Marketable securities	30,151	23,326
Deferred tax assets	3,292	23,366
Goodwill and other intangible assets, net	8,225	8,267
Other non-current assets	3,055	9,736

Total assets	$208,128	$233,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,028	$2,446
Accrued compensation	4,739	4,218
Accrued liabilities	6,710	6,965
Deferred revenue	5,678	5,252
Deferred tax liabilities	850	4,205
Other current liabilities	66	66

Total current liabilities	21,071	23,152
Deferred rent	2,882	2,580
Other non-current liabilities	44	47

Total liabilities	23,997	25,779

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; authorized 87.0 million shares; 21.3 million and 21.6 million shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	21	22
Additional paid-in capital	193,911	195,472
Retained earnings	(11,031)	10,700
Accumulated other comprehensive income	1,230	1,237

Total stockholders’ equity	184,131	207,431

Total liabilities and stockholders’ equity	$208,128	$233,210

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2008	2007
	(Unaudited, in thousands, except per share data)

Revenues	$35,720	$33,597
Cost of revenues (exclusive of depreciation and amortization expense shown below)	23,834	21,823
Selling, general and administrative	8,365	8,230
Depreciation and amortization	2,615	2,462

Income from operations	906	1,082
Interest income, net	1,232	1,474
Other income (expense)	(6,462)	1,123

Income (loss) before provision (benefit) for income taxes	(4,324)	3,679
Income tax provision (benefit)	17,509	(184)

Net income (loss)	(21,833)	3,863
Foreign currency translation adjustments	13	370
Unrealized gain on marketable securities	63	111
Change in pension liability	(83)	9

Comprehensive income (loss)	$(21,840)	$4,353

Basic earnings (loss) per share	$(1.01)	$0.16
Diluted earnings (loss) per share	$(1.01)	$0.16
Basic weighted average shares outstanding	21,613	23,500
Diluted weighted average shares outstanding	21,613	24,289

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited, in
	thousands)

OPERATING ACTIVITIES
Net income (loss)	$(21,833)	$3,863
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,615	2,462
Allowance for doubtful accounts	27	589
Stock-based compensation expense	1,692	1,156
Amortization of deferred compensation costs	—	86
Unrealized loss on derivatives	5,868	—
Deferred income taxes	16,718	(410)
Tax benefits from employee stock option exercises	—	(37)
Changes in operating assets and liabilities:
Accounts receivable	760	(9,520)
Prepaid expenses and other assets	12,950	425
Accounts payable and accrued liabilities	863	(1,564)
Deferred rent	307	217
Deferred revenue	424	958

Net cash provided by (used for) operating activities	20,391	(1,775)
INVESTING ACTIVITIES
Proceeds from sale/maturities of marketable securities	18,741	39,303
Purchases of property and equipment	(1,434)	(14,306)
Purchases of marketable securities	(8,475)	(46,140)

Net cash provided by (used for) investing activities	8,832	(21,143)
FINANCING ACTIVITIES
Payments of capital lease obligation	(5)	(14)
Tax benefits from employee stock option exercises	—	37
Proceeds from the exercise of stock options	166	143
Repurchase of common stock	(3,317)	—
Public offering costs	—	(168)

Net cash used for financing activities	(3,156)	(2)
Effect of exchange rate changes on cash	—	(4)

Net increase (decrease) in cash and cash equivalents	26,067	(22,924)
Cash and cash equivalents, beginning of period	78,403	80,880

Cash and cash equivalents, end of period	$104,470	$57,956

NON-CASH ACTIVITIES
Unrealized holding gains on marketable securities	$63	$111
Non-cash other comprehensive income adjustment for pension liabilities	(83)	$9

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

PeopleSupport, Inc. (“PeopleSupport” or the “Company”) is a leading offshore business process outsourcing (“BPO”) provider offering high performance customer management, transcription and captioning and additional BPO services for global enterprise clients. The Company provides complex and cost-effective outsourced services from world class centers primarily in the Philippines and Costa Rica. The Company’s operations are aligned along key vertical industries: travel, consumer, financial services, healthcare, insurance, technology and telecommunications. This deep industry knowledge enables the Company to provide highly customizable and best practice solutions resulting in high quality services that reduce costs, improve performance and increase revenues for clients.

In this report, all references to “us,” “we,” “our” and “the Company” refer to PeopleSupport, Inc. and its subsidiaries.

Note 2.	Basis of Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation. Historically, the Company had classified all expenses incurred in the Philippines and Costa Rica to cost of revenues as these operations were small and without significant administrative support functions. As the Company expanded, the foreign operations have become increasingly independent of corporate office administrative support. Part of this growth in administrative support occurred in late 2007 when the Company realigned along customer and industry verticals to better serve its clients. With this recent change in business structure, the Company determined that it was a more appropriate presentation to reclassify certain expenses, from cost of revenues to selling, general and administrative expenses.

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses and write-offs of accounts receivable, which amounted to $353,000 and $329,000 at March 31, 2008 and December 31, 2007, respectively. This allowance is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance based on historical experience, in addition to any credit matters with specific customers of which management is aware. The allowance is reviewed quarterly in an effort to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when management believes it is probable the receivable will not be collected.

The Company’s revenue is concentrated among a small number of clients. The Company’s clients that exceeded 10% of revenue or the accounts receivable balance for the periods ended March 31, 2008 and 2007, were as follows:

	As of and For the Three Months Ended March 31,
	2008		2007
Clients in order of size	% of Revenue	% of A/R, Net	% of Revenue	% of A/R, Net

First	22%	17%	17%	22%
Second	17%	21%	16%	20%
Third	14%	14%	15%	13%
Fourth	9%	13%	10%	8%

Note that the above table refers to the largest customers for each of the particular periods.

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

Cost of Revenues

Cost of revenues excludes depreciation and amortization expenses and consists primarily of employee-related costs associated with the services rendered on behalf of a client, as well as telecommunications costs, information technology costs associated with providing customer management services and facility support costs related to the operation of outsourcing and data centers.

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

Washington Mutual may acquire the Company’s Costa Rica operations with 30 days notice at any time prior to the expiration of the contract with the Company by paying a termination fee. This termination fee is a set amount in the contract that decreases each month. As of March 31, 2008 the amount of net fixed assets in Costa Rica in excess

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the termination fee is approximately $0.6 million before any potential negotiated adjustments. The Company has not received any indication that Washington Mutual will exercise its option to acquire the Costa Rica operations.

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

Stock-based Compensation Expense

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, or SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company’s stock price volatility and employee stock award exercise behaviors. The Company’s expected volatility is primarily based upon the historical volatility of the Company’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FAS 157, Fair Value Measurements, and FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. For additional information, see Note 3 — Cash, Cash Equivalents and Marketable Securities. The adoption of FAS 157 and 159 had no impact on the Company’s financial statements at the date of adoption.

Fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate the carrying amounts because of their short-term nature. Marketable securities are recognized in the balance sheet at fair values based on third party quotes and management’s estimate of the fair value. For additional information, see Note 18 — Fair Value Disclosures.

The Company has opted to defer the adoption of FAS 157 for nonfinancial assets and liabilities as permitted by FSP FAS 157-2, which defers the effective date of FAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Cash, Cash Equivalents and Marketable Securities

The following tables summarize the value of the Company’s cash and marketable securities held in its investment portfolio, recorded as cash, cash equivalents or marketable securities as of March 31, 2008 and December 31, 2007 (in thousands):

As of March 31, 2008, the Company’s holdings were as follows:

					Short-Term	Long-Term
	Amortized	Unrealized	Market	Cash & Cash	Marketable	Marketable
	Cost	Gain (Loss)	Value	Equivalents	Securities	Securities

Cash and cash equivalents	$104,470	$—	$104,470	$104,470	$—	$—
Government bonds	19,071	42	19,113	—	2,560	16,553
Corporate bonds	3,391	(597)	2,794	—	—	2,794
Mortgage/asset backed securities	9,091	(93)	8,998	—	408	8,590
Preferred stock	2,675	(461)	2,214	—	—	2,214

Total	$138,698	$(1,109)	$137,589	$104,470	$2,968	$30,151

At March 31, 2008 the Company held cash, cash equivalents and marketable securities of $54.3 million in the Philippines.

At March 31, 2008, the Company held $15.0 million of securities, included in government bonds, with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans, and supported by the Department of Education as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists. During the quarter the Company experienced three failed issues at auction with a par value of $15.0 million. Given the uncertainty in the market, there can be no assurance as to when the Company would be able to liquidate a particular issue. In such case of a failure the Company would not be able to access those funds until a further auction of these investments is successful, the security is called by the issuer or a buyer is found outside the auction process. Furthermore, if this situation were to persist despite the Company’s ability to hold such investments until maturity, the Company may be required to record an impairment charge at a future date.

After consideration of the potential risks mentioned above, the Company did not record an impairment charge in the current quarter as it believes that the underlying creditworthiness of these securities is stable, and that these securities will eventually be liquidated. The Company has reclassified all auction rate securities from short term to long term to reflect the current illiquidity of these securities. At March 31, 2008, the recorded values of these auction rate securities approximate their fair values. The Company will continue to monitor and evaluate these investments on an ongoing basis.

As of March 31, 2008, the Company’s holdings matured as follows:

			Mortgage
			/Asset
	Corporate	Government	Backed	Preferred
Maturities	Bonds	Bonds	Securities	Stock	Total

1 year	$—	$2,560	$408	$—	$2,968
1 to 5 years	1,555	15,628	3,048	2,214	$22,445
5 to 10 years	1,239	487	338	—	$2,064
10+ years	—	438	5,204	—	$5,642

Total	$2,794	$19,113	$8,998	$2,214	$33,119

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company’s holdings were as follows:

					Short-Term	Long-Term
	Amortized	Unrealized	Market	Cash & Cash	Marketable	Marketable
	Cost	Gain (Loss)	Value	Equivalents	Securities	Securities

Cash and cash equivalents	$78,403	$—	$78,403	$78,403	$—	$—
Government bonds	19,102	31	19,133	—	18,021	1,112
Corporate bonds	3,394	(367)	3,027	—	—	3,027
Mortgage/asset backed securities	18,656	(143)	18,513	—	1,975	16,538
Preferred stocks	3,343	(694)	2,649	—	—	2,649

Total	$122,898	$(1,173)	$121,725	$78,403	$19,996	$23,326

As of December 31, 2007, the Company’s holdings matured as follows:

			Mortgage
			/Asset
	Corporate	Government	Backed	Preferred
Maturities	Bonds	Bonds	Securities	Stock	Total

1 year	$—	$18,021	$1,975	$—	$19,996
1 to 5 years	794	862	4,293	2,649	$8,598
5 to 10 years	2,233	250	164	—	$2,647
10+ years	—	—	12,081	—	$12,081

Total	$3,027	$19,133	$18,513	$2,649	$43,322

Note 4.	Statement of Stockholders’ Equity and Accumulated Comprehensive Income

The components of accumulated comprehensive income are as follows (in thousands):

	Foreign	Unrealized	Minimum
	Currency	Gain	Pension
	Translation	(Loss) on	Liability
	Adjustment	Securities	Adjustment	Total

Balance, December 31, 2007	$1,530	$(1,172)	$879	$1,237
Quarterly change	13	63	(83)	(7)

Balance, March 31, 2008	1,543	(1,109)	796	1,230

Note 5.	Computation of Earnings Per Share

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

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Options	1,304	466
Common stock warrants and Restricted stock units	237	—

The following table reconciles the basic and diluted earnings per share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2008			2007
		Weighted			Weighted
		Average			Average
		Number of			Number of
	Net	Common	Per Share	Net	Common	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share:	$(21,833)	21,613	$(1.01)	$3,863	23,500	$0.16
Effect of potential common shares:
Options	—	—		—	722
Restricted stock units	—	—		—	67

Diluted earnings per share	$(21,833)	21,613	$(1.01)	$3,863	24,289	$0.16

Note 6.	Stock-Based Compensation

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

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on observed historical exercise patterns. Because of the very limited historical data, all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historically paid regular cash dividends from inception. The following tables summarize the weighted average assumptions used in the calculation of fair market value for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	Stock Options		Restricted Stock Units
	2008	2007	2008	2007

Expected volatility	65%	51%
Dividends yield	0%	0%
Expected term	4.7	4.6	2.0	2.0
Risk free interest rate	2.5%	4.5%

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Net proceeds from stock options exercised	$166	$143
Tax benefits related to stock options exercised	—	37
Intrinsic value of stock options exercised	69	481

The tables below summarize the activity under the stock-based compensation plan for the three months ended March 31, 2008.

		Weighted	Weighted
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
	(In thousands)			(In thousands)

Balance at December 31, 2007	1,853	$10.93	8.0	$7,225
Granted	78	11.61
Forfeited	(110)	14.20
Expired	(8)	14.03
Exercised	(17)	9.68

Balance at March 31, 2008	1,796	$10.85	7.7	$2,338

		Weighted
		Average	Weighted
	Restricted	Grant	Remaining	Aggregate
	Stock Units	Date Fair	Contractual	Intrinsic
	Outstanding	Value	Term (Years)	Value
	(In thousands)			(In thousands)

Balance at December 31, 2007	917	$12.26	2.3	$12,539
Granted	3	11.51
Canceled	(3)	11.00
Released	(18)	12.51

Balance at March 31, 2008	899	$12.26	4.0	$8,198

As of March 31, 2008, $10.6 million of unrecognized compensation cost, net of expected forfeitures, related to unvested share-based compensation awards is expected to be recognized over a weighted average recognition period of 1.5 years.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock based compensation expense was classified in the statement of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Cost of revenues	$301	$402
Selling, general & administrative	1,391	754

	$1,692	$1,156

Note 7.	Pension Plan

The components of net periodic benefit cost for the Company’s statutory Philippine pension plan are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Service cost	$12	$197
Interest cost	3	23
Expected return on plan assets	(14)	—
Amortization of net transition obligation	1	—
Amortization of net actuarial gain (loss)	(84)	7

Net periodic benefit cost (income)	$(82)	$227

On December 7, 2006 a retiree benefit pension plan was adopted for the Company’s wholly owned subsidiary, PeopleSupport (Philippines), Inc. (“PSPI”). For the three months ended March 31, 2007, the Company made cash contributions of $0.5 million to the PSPI pension plan. The Company did not make any contributions for the three months ended March 31, 2008.

Note 8.	Income Taxes

As of December 31, 2007, the Company’s net federal and California deferred tax assets and liabilities total $19.2 million. During the first quarter of 2008, the Company recorded $4.7 million additional tax benefit, including approximately $3.9 million from a loss in the U.S. for the quarter ended March 31, 2008. The current net deferred tax assets and liabilities total of $23.9 million consist primarily of federal and state net operating loss carryovers that expire from 2012 to 2028. As of March 31, 2008, the Company incurred a federal cumulative loss of approximately $8.8 million for the three years ending on March 31, 2008. Under FAS 109, the Company believes its recent federal cumulative loss represents a significant item of objectively verifiable evidence which must be given greater weighting than subjective evidence, such as forecasted U.S. income, when evaluating the need for a valuation allowance under FAS 109. Accordingly, under FAS 109, management has concluded that based on all available information, and proper weighting of objective and subjective evidence, as of March 31, 2008, it is more likely than not that its federal deferred tax assets will not be realized and a full valuation allowance of $21.5 million was established. The Company maintained its California deferred tax asset at the same level as December 31, 2007 based on the Company’s expectations about the realization of California deferred tax assets, which are based on the ability to generate worldwide income within the California net operating loss carryforward period.

Each quarter, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers its recent cumulative income within the relevant tax jurisdiction, its projected future taxable income, customer contract terms and customer concentrations, and applies more weighting to objective evidence than subjective evidence in making this assessment.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The implementation of FIN 48 did not have a material affect on the Company’s financial statements at adoption and as of March 31, 2008. The Company’s evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008. No adjustments were required during the first quarter of 2008.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Note 9.	Segment and Geographic Information

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

The following tables present certain geographic information regarding the Company’s operations (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Revenue:
U.S.	$33,268	$33,474
Foreign	2,452	123

Total revenue	$35,720	$33,597

	As of	As of
	March 31,	December 31,
	2008	2007

Total assets:
U.S.	$125,284	$159,511
Philippines	81,245	71,998
Costa Rica	1,599	1,701

Total assets	$208,128	$233,210

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Commitments

The following summarizes the Company’s contractual obligations at March 31, 2008, all of which represent operating lease payment obligations (in thousands):

Operating
Years Ending December 31,	Leases

2008	$5,659
2009	6,116
2010	6,393
2011	5,485
2012	4,591
Thereafter	14,937

Total	$43,181

Year to date rent payments of $1,790 have not been included in the remaining obligation for the current year.

Note 11.	Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, management believes that the final disposition of current matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains various liability insurance coverage to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations.

The Company acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company (collectively, the “Subsidiaries”) in January 2006. The Subsidiaries were parties to an on-going arbitration proceeding and the arbitrator issued an award in the amount of $946,000 against the Subsidiaries, which was confirmed by the Los Angeles Superior Court. The Subsidiaries have appealed the judgment confirming the arbitration award. The Company is entitled to indemnification from the selling stockholders of the subsidiaries under the purchase agreement with such selling stockholders and believes that the final disposition of such matter will not have a material adverse effect on the Company.

Note 12.	Property Company

In the first quarter of 2007, PeopleSupport Properties Philippines, Inc. (“PeopleSupport Properties”), a Philippine corporation owned 40% by PSPI and 60% by a statutorily required pension trust established for the benefit of PSPI’s employees, acquired two undeveloped properties, one in Manila and one in Cebu, for a total of $8.8 million. PSPI loaned the money to PeopleSupport Properties to purchase the land. The financial information of PeopleSupport Properties and its fully owned subsidiaries are consolidated into the Company’s financial statements since the Company has controlling interest in PeopleSupport Properties. To the extent PeopleSupport Properties and its subsidiaries operates at a loss, no minority interest will be shown in the financial statements. As of March 31, 2008, PeopleSupport Properties and its subsidiaries had recorded cumulative net losses of less than $0.1 million related to purchasing and holding the property.

Note 13.	Line of Credit

In July 2006, the Company entered into an agreement with Citibank that provides a revolving line of credit for general corporate purposes and allows the Company to borrow up to $25.0 million. The line of credit terminates on July 28, 2008 and any amounts borrowed must be repaid at that time. Loans outstanding under the agreement bear

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest at either the prime rate minus 0.25% or at LIBOR plus 0.65%. As of March 31, 2008, the Company does not have any borrowings outstanding under the loan agreement and is in compliance with all the covenants.

Note 14.	New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of SFAS No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement encourages, but does not require, presenting disclosures for earlier periods for comparative purposes at initial adoption. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company expects to adopt SFAS 161 on January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (The Company’s fiscal year commencing January 1, 2009). The Company does not currently expect the adoption of the provisions of SFAS 141R to have a material effect on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 (the Company’s fiscal year commencing January 1, 2009). The Company does not currently expect the adoption of the provisions of SFAS No. 160 to have a material effect on its financial condition, results of operations or cash flows.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 30, 2007 the FASB issued Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 amends Interpretation No. 39 to permit a reporting entity to offset the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal periods beginning after November 15, 2007, with early adoption permitted. The Company has reviewed the requirements of FSP Fin 39-1, and determined that it does not apply to the Company’s financial statements as of March 31, 2008.

Note 15.	Stock Repurchase Program

On August 9, 2007, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of the Company’s outstanding shares of common stock on the open market over a one-year period. The program was completed in less than the one-year period in November, 2007.

On March 5, 2008, the Board of Directors authorized a second stock repurchase program to repurchase up to $25.0 million of the Company’s outstanding shares of common stock on the open market over a two-year period that will end on March 4, 2010.

In the quarter ended March 31, 2008 the Company repurchased 370,000 shares of common stock through open market purchases at an aggregate cost of $3.3 million.

Note 16.	Related Party Transactions

At the time of the acquisition of RapidText, the Company entered into a three-year lease agreement with the founder of RapidText, who was an officer of the Company up through August 7, 2007. The Company continued to lease the office space in the building owned by him and one of the Company’s employees. Under the agreement, the Company pays rent of approximately $12,000 per month. The lease expires in February 2009. Before it expires, the Company can terminate the lease with three months written notice. The lease obligation has been included in the Company’s contractual obligations as described in Note 10. For the three months ended March 31, 2008 and 2007, the Company paid $35,000 and $33,000, respectively.

Note 17.	Stockholder Rights Plan

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

Note 18.	Fair Value Disclosures

On January 1, 2008, the Company adopted FAS 157, Fair Value Measurements, and FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. The adoption of FAS 157 and 159 had no impact on the Company’s financial statements at the date of adoption. There was no transition adjustment required upon adoption of FAS 159 as the Company’s financial assets, as defined by FAS 157, were already recorded at fair value.

PEOPLESUPPORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with FAS 157, financial assets and financial liabilities measured at fair value are grouped in three levels, based on the markets which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

1) Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

2) Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, and derivative contracts.

3) Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	As of March 31, 2008
	Total	Level 1	Level 2	Level 3
	(Unaudited, in thousands)

Marketable securities — short term	$2,968	$—	$2,968	$—
Marketable securities — long term	$30,151	$—	$15,151	$15,000

Total assets	$33,119	$—	$18,119	$15,000

There have been no changes to the balance of level 3 assets measured at fair value on a recurring basis since December 31, 2007.

The Company currently does not have financial assets within the scope of FAS 157 that are required to be measured at fair value on a nonrecurring basis. In addition, the Company has opted to defer the adoption of FAS 157 for nonfinancial assets and liabilities as permitted by FSP FAS 157-2, which defers the effective date of FAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.

The assets accounted for under FAS 159 are initially measured at fair value. Realized gains and losses from subsequent changes in fair value are recognized in earnings, and unrealized gains and losses are recognized in comprehensive income. The changes in fair values related to subsequent changes in fair value that are included in current period earnings for these assets measured at fair value are shown, by income statement line item below.

Three Months Ended
March 31, 2008
(Unaudited, in thousands,
Marketable securities)

Changes in fair value included in net income:
Other income	$123

Note 19.	Land Held for Sale

The Board recently approved the potential sale of the parcel of land in Manila. While the Company expects to consummate the sale of the land within a year at a profit, there are no assurances that a sale will happen or that it will be sold at a profit.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2008

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

All references to “PeopleSupport”, “we,” “our,” or the “Company” mean PeopleSupport, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

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

Overview

We are a leading offshore business process outsourcing (“BPO”) provider offering customer management, transcription and captioning and additional BPO services from our centers in the Philippines, Costa Rica and the United States, primarily. We provide complex and cost-effective outsourced services to a wide range of primarily U.S.-based clients that operate primarily within the travel, consumer, financial services, technology, telecommunications, healthcare, insurance and media industries.

Customer Management is a service solution that integrates telephone, e-mail, live chat and web collaboration to deliver an excellent customer experience and improved revenue generation. We offer clients and their customers a wide range of specialized solutions, including customer care, inbound sales, technical support and direct response sales services using thousands of professionals for English-speaking customers. Our Costa Rican facility serves clients requiring Spanish and bilingual services. Our professionals are trained to understand our clients’ products and services and to maximize the quality of every customer interaction, while generating incremental revenues for our clients by up-selling and cross-selling additional products and services.

Our Transcription & Captioning (“T&C”) services range from transcription of television broadcasts, to subtitles and closed captioning, to the production of medical records from dictation. We added transcription and captioning capabilities through the acquisition of RapidText, Inc. and The Transcription Company in 2006.

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

The following table summarizes the components of our revenue for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months
	Ended
	March 31,
	2008	2007

Time-delineated or production-based fees	$33,788	$31,784
Set-up and training fees	1,426	1,305
Other	506	508

Total	$35,720	$33,597

For the three months ended March 31, 2008 and 2007, respectively, substantially all of our revenues were derived from U.S.-based clients.

Historically, revenue has been concentrated among a few large clients. For the three months ended March 31, 2008 our four largest clients accounted for 62% of our revenue, compared to 58% for the corresponding period in 2007.

Key Expense Categories

Cost of revenues.  Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs paid to the professionals that we employ in the Philippines, Costa Rica and the United States and excludes depreciation and amortization expenses. Because our employee related costs, which account for approximately two-thirds of our cost of revenues, are paid in the local currency, we are exposed to the risk of foreign currency fluctuations. Recently, the Philippine peso has strengthened against the U.S. dollar, resulting in increased cost of revenue. In an effort to try to minimize the downside risk of fluctuating currency rates, we enter into foreign exchange forward contracts from time to time. Any gains or losses from the settled and outstanding forward contracts have been historically recorded in other income.

The non-employee related costs include telecommunications costs, information technology costs, rent expense, facilities support and customer management support costs related to the operation of outsourcing and data centers. Costs of revenues does not include depreciation of assets used in the production of revenue.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of sales and administrative employee-related expenses, sales commissions, professional fees, information technology costs, travel, costs associated with Sarbanes-Oxley compliance, marketing programs (which include product marketing expenses, corporate communications, conferences and other brand building and advertising) and other corporate expenses.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates. The following accounting policies are the policies that we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We recognize revenues from customer management fees when services are performed under a fully executed contractual agreement. Implementation fees received in connection with certain contracts are deferred and recognized ratably over the service period of the respective contracts. We also recognize revenue from the operating lease ratably over the life of the lease.

Deferred revenue mainly represents amounts billed or cash received in advance from two of our major customers and is earned when services are provided to these customers. As of March 31, 2008 and December 31, 2007, we had deferred revenue of $5.7 million and $5.3 million, respectively.

Accounting for Stock-based Awards

Since January 1, 2006, non-cash stock-based compensation expense has been accounted for in accordance with SFAS 123(R). We use the Black-Scholes-Merton model to estimate the fair value of our share-based payment awards on the date of grant. The two key assumptions used in this calculation are the expected term of the option and the volatility of our stock. Based upon a third party analysis, we estimate the expected term of our options for the three months ended March 31, 2008 to be 4.7 years. To estimate our volatility, we use a combination of both a peer group and our historical volatility. Our expected volatility for the three months ended March 31, 2008 was 65%.

We issue both incentive and nonqualified stock options along with restricted stock units.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. At March 31, 2008, we had federal and California net operating loss carry-forwards of approximately $76.0 million and $33.0 million, respectively. The federal carry forwards expire from 2020 to 2028 and the California carry forwards expire from 2012 through 2016. The federal deferred tax assets have been fully offset by a deferred tax asset valuation allowance equal to the deferred tax assets balance as of March 31, 2008. As discussed further in Note 8, we assessed the deferred tax asset valuation allowance and determined that the federal deferred tax asset of $21.5 would not be utilized as of that date.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized after considering all available information and properly weighting objectively verifiable evidence, such as recent cumulative losses, more than subjective evidence, such as forecasted income. We consider recent cumulative income, projected future taxable income, customer contract terms and customer concentrations in making this assessment. We reassess the realizability of deferred tax assets on a quarterly basis.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted the provisions of FIN 48 effective January 1, 2007. At adoption, FIN 48 did not have a material effect on our financial statements. See Note 8 for additional information.

Long-lived Asset Impairment

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

Goodwill and intangible assets with indefinite lives are reviewed for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount on the reporting unit’s goodwill and other intangibles over the implied fair value. Based on the results of our annual impairment reviews in the fourth quarter of 2007, there has been no impairment of goodwill. Intangible assets with finite lives are amortized over their expected lives.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of SFAS No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement encourages, but does not require, presenting disclosures for earlier periods for comparative purposes at initial adoption. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We expect to adopt SFAS 161 on January 1, 2009.

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

In April 30, 2007 the FASB issued Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 amends Interpretation No. 39 to permit a reporting entity to offset the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal periods beginning after November 15, 2007, with early adoption permitted. We have reviewed the requirements of FSP FIN 39-1, and determined that it does not apply to our financial statements as of March 31, 2008.

Summary Financial Results

For the three months ended March 31, 2008, revenues increased 6.3% to $35.7 million compared to the same period in 2007. For the three months ended March 31 2008, revenues from customer management services accounted for the majority of the increase as existing financial services and travel and consumer clients continued to expand. The increase was partly offset by a decrease in revenues from our Technology and Telecommunication clients.

Net income for the three months ended March 31, 2008 decreased from $3.9 million, or $0.16 per diluted share in 2007, to a loss of $21.8 million, or a negative $1.01 per diluted share in 2008. The decrease in net income was primarily caused by a loss of $5.9 million from our Philippine peso forward contracts, and a $17.6 million non cash tax expense from establishing a deferred income tax valuation allowance net of an additional federal tax benefits from the loss in the U.S. for the quarter. During the first quarter of 2008 the Philippine peso lost some of its strength against the U.S. dollar when compared to its value at December 31, 2007, resulting in the mark-to-market loss on our peso forward contracts for the quarter. At the end of March, all of our then outstanding peso forward contracts were sold for approximately $13.1 million in cash. Based on current facts and circumstances, including current results and forecasted information for U.S. operations, an income tax valuation allowance was established against our federal deferred tax asset, reflecting management’s belief that it is more likely than not that the deferred tax asset will not be realized. Revenue growth and decreased selling, general, and administrative expenses as a percent of sales had a favorable impact on earnings. This was partially offset by increased cost of revenues as a percent of sales. The depreciation of the U.S. dollar compared to the Philippine peso continues to place upward pressure on our cost of revenues. We have taken several steps to minimize the impact by, for instance, realigning our operations into key vertical industries and consolidating our operating locations to improve utilization of the workforce, while at the same time optimizing client service levels.

Results of Operations

The following table shows the listed items from the consolidated statements of operations as a percentage of revenues for the periods presented.

	Three Months Ended
	March 31,
	2008	2007

Revenues	100.0%	100.0%
Cost of revenues (exclusive of depreciation and amortization expense shown below)	66.7%	65.0%
Selling, general, and administrative	23.4%	24.5%
Depreciation and amortization	7.3%	7.3%

Income from operations	2.6%	3.2%
Interest income, net	3.4%	4.4%
Other income (expense)	(18.1)%	3.4%

Income (loss) before provision (benefit) for income taxes	(12.1)%	11.0%
Income tax provision (benefit)	49.0%	(0.5)%

Net income (loss)	(61.1)%	11.5%

Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007

Revenues

Revenues increased $2.1 million, or 6.3%, to $35.7 million for the three month period ended March 31, 2008 from $33.6 million for the three month period ended March 31, 2007. This increase was primarily driven by higher demand for our outsourcing services from existing clients. Fees from our two largest clients increased $3.2 million compared to the same period in 2007. The increase was offset by lower volumes of business from certain other clients, primarily in the Technology and Telecommunication vertical, who reduced their demand for outsourcing services in connection with the economic slowdown.

While the economic slowdown has affected some of our clients, we believe our revenue will grow moderately in 2008 when compared to 2007 as we have been able to sustain a healthy pipeline of potential future clients. We plan to continue to expand our service offerings to improve the scalability and margin structure of our business, and aim to optimize our infrastructure through improved asset utilization.

Cost of Revenues

Cost of revenues increased $2.0 million, or 9.2%, to $23.8 million for the three month period ended March 31, 2008 from $21.8 million for the three month period ended March 31, 2007. Cost of revenues as a percentage of revenues increased to 66.7% for the three month period ended March 31, 2008 from 65.0% for the three month period ended March 31, 2007. The increase as a percent of revenues was primarily attributable to the appreciation of the Philippine peso. Payroll related costs rose by $2.0 million, including a favorable adjustment to paid time off of $0.6 million, as we increased our workforce to meet higher demand for our services.

In view of escalating costs caused by exchange rate fluctuations, we have entered into a series of new foreign currency forward contracts in the second quarter of this year, covering a substantial portion of our peso denominated costs for the next 12 months. The new forward contracts are intended to minimize the future volatility from currency movements by better matching of the expense with the associated potential gain or loss from the hedge.

We expect the cost of revenues to grow at the same pace or slightly slower than our revenue growth in 2008 as we continue to strategically expand our outsourcing delivery capabilities to meet anticipated increases in demand from new and existing clients. The costs of expansion primarily include compensation and training of additional outsourcing and support personnel, including middle and upper management, rental of facilities, information technology, telecommunications and transmission rights. Our strategic investments in expanded client service capacity will generally occur ahead of anticipated increases in client demand.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.1 million, or 1.6%, to $8.4 million for the three month period ended March 31, 2008 from $8.2 million for the three month period ended March 31, 2007. The increase is primarily attributable to increase in stock-based compensation of $0.6 million, and an increase in computer and telephone costs of $0.2 million. Offsetting the increase was a decrease in facilities related costs of $0.8 million.

As a percentage of revenues, selling, general and administrative expenses decreased to 23.4% during the three month period ended March 31, 2008 compared to 24.5% for the three month period ended March 31, 2007. We expect expenses as a percent of our revenues to remain relatively stable.

Depreciation and Amortization

Depreciation and amortization costs for the three month period ended March 31, 2008 increased $0.1 million or 6.2% to $2.6 million from $2.5 million for the three month period ended March 31, 2007. Depreciation and amortization expenses as a percentage of revenues remained steady at 7.3% for the three month period ended March 31, 2008 compared to the same period in 2007. The increase mostly came from depreciation of our U.S. property, mostly information technology infrastructure improvements, which increased $149,000. Depreciation and amortization is expected to increase as we continue to expand our infrastructure and facilities.

Interest Income

Interest income decreased $0.3 million to $1.2 million for the three month period ended March 31, 2008 from $1.5 million for the three month period ended March 31, 2007. The decrease in interest income is consistent with the decrease in the size of our investment portfolio, primarily due to the repurchase of $25.0 million of company stock. Compared to the same period in 2007, we have reduced our investments in corporate bonds, government bonds, and mortgage-backed securities.

Other Income

For the three month period ended March 31, 2008, other expense totaled $6.5 million, compared to $1.1 million of other income for the same period in 2007. The decrease was primarily due to the mark-to-market loss of $5.9 million from our Philippine Peso forward contracts prior to their sale at the end of March 2008. Although we incurred losses during the three month period ended March 31, 2008, we generated substantial gains from these contracts in 2007, and we received $13.1 million in cash when sold at the end of March 2008.

Provision for Income Taxes

For the three months period ended March 31, 2008, we recorded a tax expense of $17.5 million related primarily to the net effect of the establishment of a valuation allowance against all of our federal net deferred tax asset. The tax expense also includes the net effect of our state tax expense and the portion of our income subject to tax in the Philippines. This compares to a benefit from income taxes of $0.2 for the three month period ended March 31, 2007.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows from operations, sales of equity securities and interest income earned on cash, cash equivalents and investments. As of March 31, 2008, we had working capital of $116.6 million, including cash and cash equivalents totaling $104.5 million, marketable securities of $33.1 million and net accounts receivable of $18.4 million.

At March 31, 2008, we held $15.0 million of investment grade government bonds with an auction reset feature (“auction rate securities”). These securities are collaterized by higher education funded student loans and supported by the Department of Education as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. During the quarter, three issues failed at auction, with a par value of $15.0 million. Given the deteriorating credit markets, there can be no assurance as to when we would be able to liquidate these issues. In the event we need to access these funds, we may not be able to do so without a possible loss to their carrying value, until a future auction of these investments is successful, the securities are redeemed by the issuer, or they mature. Therefore, we have reclassified our auction rate securities from short term to long term.

Operating Activities

Net cash provided by (used for) operating activities was $20.4 million and $(1.8) million for the three months ended March 31, 2008 and March 31, 2007, respectively. The $22.2 million increase in cash generated from operating activities was primarily due to proceeds from sale of forward contracts in March 2008, and a significant improvement in collection of receivables when compared to the three months ended March 31, 2007. In 2007, we experienced deterioration in our receivables aging due to collection difficulties from one of our largest clients at the time.

Investing Activities

Net cash provided by (used for) investing activities during the three months ended March 31, 2008 and 2007 was $8.8 million and $(21.1) million, respectively. Cash provided by investing activities for the three months ended March 31, 2008 was primarily comprised of proceeds from sale/maturities of marketable securities of $18.7 million. Offsetting the increase were purchases of property and equipment of $1.4 million, and purchases of marketable securities of $8.5 million. Compared to the same period in 2007, we have scaled down our purchases of marketable securities significantly. In view of the current market conditions, we have decided to pursue more conservative investment strategies. Our intention is to minimize exposure to high risk investments by shifting our composition in favor of lower risk investments. Therefore, as of March 31, 2008, our portfolio consisted predominantly of government and agency backed securities.

Capital expenditures for the three months ended March 31, 2008 totaled $1.4 million. We have made no significant expenditures this quarter compared to the same period in 2007. In 2007, we had acquired two parcels of land in the Philippines in Cebu and Manila for a total of $8.8 million. Recently, our board approved the potential sale of the Manila land. We expect to consummate the sale of the land within a year at a profit. We continue to evaluate our options regarding the land in Cebu.

We expect capital expenditures for 2008 to be around $5.0 million assuming we do not build out any more new production seats.

Financing Activities

Net cash used for financing activities for the three months ended March 31, 2008 and 2007 was $3.2 million and zero, respectively. This was primarily due to repurchases of our common stock amounting to $3.3 million. In March 2008, we repurchased 370,000 shares of common stock through the open market at an aggregate cost of $3.3 million.

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

Contractual Obligations

As of March 31, 2008, our contractual obligations primarily consisted of operating lease payment obligations. See Note 10 for additional information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

While the functional currency for all of our geographic areas is the U.S. dollar, the results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the three months ended March 31, 2008 and 2007, 57.9% and 65.0%, respectively, of our operating expenses were generated in the Philippine local currency. We derive substantially all of our revenues in U.S. dollars. A 10% change in the value of the U.S. dollar relative to the Philippine peso would have affected our Philippine operating costs by $1.8 million for the three months ended March 31, 2008. Expenses relating to operations outside the United States increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to increased costs associated with higher revenue generation in customer management services.

We fund our Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican colónes on an as-needed basis. To date, we have not entered into any derivative contracts related to the Costa Rican colónes. A 10% change in the value of the Costa Rican colónes relative to the U.S. dollar would have affected Costa Rican costs by less than $0.1 million for the three month period ended March 31, 2008.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $104.5 million and marketable securities totaling $33.1 million at March 31, 2008. These amounts were invested primarily in government bonds, corporate bonds, mortgage backed securities and preferred stock. Using the March 31, 2008 balances, a 1% (100 basis point) change in the interest rates on its investments would not have a material effect on our interest income.

At March 31, 2008, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.

Inflation Rate Sensitivity

For the three months ended March 31, 2008 and 2007, 57.9% and 65%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the three months ended March 31, 2008, inflation averaged 5.6%. This is higher compared with 2.9% inflation recorded in the three month period ended March 31, 2007 and the 2007 annual inflation rate of 2.8%, but is more favorable compared to 2006 levels.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective and that the financial statements included in this report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting.  There were not any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report on Form 10-Q and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to regularly review and evaluate the design and effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flow. We maintain various liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

We acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company (collectively, the “Subsidiaries”) in January 2006. The Subsidiaries were parties to an on-going arbitration proceeding and the arbitrator issued an award in the amount of $946,000 against the Subsidiaries, which was confirmed by the Los Angeles Superior Court. The Subsidiaries have appealed the judgment confirming the arbitration award. We are entitled to indemnification from the selling stockholders of the subsidiaries under the purchase agreement with such selling stockholders and we believe that the final disposition of such matter will not have a material adverse effect on us.

Item 1A.	Risk Factors

Set forth below, elsewhere in this Form 10-Q and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q. Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A of Part I of the Annual Report on Form 10-K for the year ended December 31, 2007. You should not construe the following cautionary statements as an exhaustive list. The risk factors contained in this report reflect only changes from or additions to the risks stated in the 10-K for the year ended December 31, 2007, and these risks must be read in conjunction with those in the 10-K for the year ended December 31, 2007.

Our revenues are highly dependent on three major clients that collectively accounted for 53% of our revenues for the quarter ended March 31, 2008, and any loss of business from our major clients would reduce our revenues and seriously harm us.

For the quarter ended March 31, 2008, our three largest customers, Expedia, Washington Mutual, and JPMorgan Chase accounted for 53% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will not have any obligation to purchase services from us. A short term project with one of our major clients has a higher margin, which may not be extended and the loss of this project may not be replaced with equally profitable projects and will therefore depress our earnings. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.

Our investments in marketable securities are subject to risks which may cause losses.

Our $9.0 million investment in mortgage/asset backed securities as of March 31, 2008, of which $1.6 million is backed by Federal Government agencies, could be at risk of loss due to the current downturn in the mortgage industry.

Our policy is to invest our cash balances in high-quality issuers and limit the amount of credit exposures to any one issuer other than the United States government and its agencies. Our investments in marketable securities at March 31, 2008 include $15.0 million of securities with an auction reset feature. These investments are subject to risks such as recent systemic failure of auctions for auction rate securities. This may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term. Such a loss may have a material adverse effect on our results of operations, liquidity, and financial condition.

Our current tax holidays in the Philippines may not be extended.

We currently benefit from certain income tax holiday incentives in the Philippines. Our current income tax holidays expire at staggered dates beginning in the fourth quarter of 2007 and ending in 2009. While we plan to apply for extensions of these holidays as they expire, it is possible that such requests for extensions could be denied or approved with limitations. These holidays could also be reduced or removed entirely. Should any of these events occur, our Philippine tax liability would increase.

Inability to maintain effective hedges may expose us to significant foreign currency risk.

We recently entered into foreign currency cash flow hedges to mitigate the risk of escalating operating expenses caused by appreciation of the Philippine peso against the U.S. dollar. The effectiveness of our hedges depends on our ability to accurately forecast our transactions over a period of time. Our hedges may decline in effectiveness over time as future activities become more difficult to predict. Thus our ability to monitor the effectiveness of our hedges on an ongoing basis is crucial in minimizing our exposure to foreign currency risks and to volatility in our earnings resulting from such currency risks.

Substantial future sales of our common stock in the public market could cause our stock price to fall. The sale of additional equity securities by us would result in further dilution to our stockholders.

Substantial future sales of common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At March 31, 2008, 21.3 million shares of common stock were outstanding and 2.7 million shares could be issued upon the exercise of outstanding restricted stock units and options, vested and unvested. In addition, we may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) On March 5, 2008, the Board of Directors authorized a stock repurchase program to repurchase up to $25 million of the Company’s outstanding shares of common stock on the open market over a two-year period that will end on March 4, 2010.

				Dollar Value of
		Average Price		Remaining Shares
	Number of	Per Share		That May Yet Be
	Shares	(Excluding	Purchase	Purchased Under
	Purchased	Commissions)	Price	The Plans or Programs
	(In thousands, except per share data)

Repurchased shares March 1 — March 31, 2008	370	$8.75	$3,241	$21,748

Total	370	$8.75	$3,241	$21,748

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) None

(b) None

Item 6.	Exhibits

Exhibit
Number

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

*	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on May 7, 2008.

PeopleSupport, Inc.

By:	/s/ CAROLINE ROOK
Caroline Rook
Chief Financial Officer
(Principal Financial and Accounting Officer)