Form 10-Q
period 2008-06-30
PeopleSupport, Inc.
filed 2008-08-07
CIK 1289001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of July 30, 2008 was 19,166,638 shares.

PEOPLESUPPORT, INC.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2008
INDEX

Page

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (unaudited)	1

Consolidated Statements of Operations and Other Comprehensive Income for the three and six month periods ended June 30, 2008 (unaudited) and 2007 (unaudited)	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 (unaudited) and 2007 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION	31

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 6. Exhibits	34

Signature	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$84,269	$78,403
Marketable securities	5,813	19,996
Accounts receivable, net of allowance for doubtful accounts of $375 and $329	18,446	19,206
Land held for sale	6,948	—
Prepaid expenses and other current assets	4,417	17,149

Total current assets	119,893	134,754
Property and equipment, net	24,085	33,761
Marketable securities	24,028	23,326
Deferred tax assets	3,292	23,366
Goodwill and other intangible assets, net	8,182	8,267
Other non-current assets	2,425	9,736

Total assets	$181,905	$233,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,933	$2,446
Accrued compensation	5,128	4,218
Accrued liabilities	5,626	6,965
Deferred revenue	2,797	5,252
Deferred tax liabilities	850	4,205
Derivative liabilities	4,647	—
Other current liabilities	23	66

Total current liabilities	21,004	23,152
Deferred rent	3,028	2,580
Other non-current liabilities	38	47

Total liabilities	24,070	25,779

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; authorized 87,000 shares; 19,034 and 21,599 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	19	22
Additional paid-in capital	175,031	195,472
Retained (deficit) earnings	(13,433)	10,700
Accumulated other comprehensive (loss) income	(3,782)	1,237

Total stockholders’ equity	157,835	207,431

Total liabilities and stockholders’ equity	$181,905	$233,210

The accompanying notes are integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$36,375	$34,328	$72,095	$67,925
Cost of revenues	25,269	23,985	49,103	45,679
Selling, general and administrative	9,234	7,491	17,599	15,849
Depreciation and amortization	2,582	2,334	5,197	4,795

(Loss) income from operations	(710)	518	196	1,602
Interest income, net	881	1,530	2,113	3,003
Other (expense) income	(1,239)	2,115	(7,701)	3,238

(Loss) income before provision for income taxes	(1,068)	4,163	(5,392)	7,843
Income tax provision	(203)	(256)	(17,712)	(72)

Net (loss) income	$(1,271)	$3,907	$(23,104)	$7,771

Basic (loss) earnings per share	$(0.06)	$0.17	$(1.11)	$0.33
Diluted (loss) earnings per share	$(0.06)	$0.16	$(1.11)	$0.32
Basic weighted average shares outstanding	20,219	23,561	20,878	23,531
Diluted weighted average shares outstanding	20,219	24,025	20,878	24,197
The accompanying notes are integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(23,104)	$7,771
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	5,197	4,795
Allowance for doubtful accounts	27	588
Stock-based compensation expense	3,315	2,515
Amortization of deferred compensation costs	—	171
Unrealized loss on derivatives	5,868	—
Deferred income taxes	16,718	(612)
Tax benefits from employee stock option exercises	—	(37)
Changes in operating assets and liabilities:
Accounts receivable	734	(2,643)
Prepaid expenses and other assets	13,952	(1,187)
Accounts payable and accrued liabilities	(1,066)	(1,352)
Deferred rent	416	467
Deferred revenue	(2,462)	1,623

Net cash provided by operating activities	19,595	12,099

INVESTING ACTIVITIES
Proceeds from sale/maturities of marketable securities	24,726	58,951
Purchases of marketable securities	(11,475)	(62,411)
Purchases of property and equipment	(2,181)	(17,434)

Net cash provided by (used for) investing activities	11,070	(20,894)

FINANCING ACTIVITIES
Payments of capital lease obligation	(10)	(29)
Tax benefits from employee stock option exercises	—	37
Proceeds from the exercise of stock options	355	361
Repurchase of common stock	(25,144)	—
Public offering costs	—	(168)

Net cash (used for) provided by financing activities	(24,799)	201
Effect of exchange rate changes on cash	—	(4)

Net increase (decrease) in cash and cash equivalents	5,866	(8,598)
Cash and cash equivalents, beginning of period	78,403	80,880

Cash and cash equivalents, end of period	$84,269	$72,282

NON-CASH ACTIVITIES
Unrealized holding losses on marketable securities	$(230)	$(525)
Non-cash other comprehensive (loss) income adjustment for pension liabilities	(163)	$(26)
The accompanying notes are integral part of these consolidated financial statements.

PEOPLESUPPORT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business
PeopleSupport, Inc. (“PeopleSupport” or the “Company”) is a leading offshore business process outsourcing (“BPO”) provider offering customer management, transcription and captioning and additional BPO services from its centers in the Philippines, Costa Rica and the United States. The Company provides outsourced services to a wide range of primarily U.S.-based clients that operate predominantly in banking and financial services, travel and hospitality, healthcare and insurance, and emerging markets which we currently define as including, but not limited to, technology, telecom, publications and consumer products and services. The Company’s services are designed to reduce costs, improve performance and increase revenues by delivering high quality, value-added, multilingual voice and text services.
In this report, all references to “us,” “we,” “our” and “the Company” refer to PeopleSupport, Inc. and its subsidiaries.
Note 2. Basis of Presentation
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current presentation. Historically, the Company had classified all expenses incurred in the Philippines and Costa Rica to cost of revenues as these operations were small and without significant administrative support functions. As the Company has expanded, the foreign operations have become increasingly independent of corporate office administrative support. Part of this growth in administrative support occurred in late 2007 when the Company realigned along industry verticals to better serve its clients. With this recent change in business structure, the Company determined that it was a more appropriate presentation to reclassify certain expenses, from cost of revenues to selling, general and administrative expenses.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, income taxes, and valuation of marketable securities and goodwill and recoverability of long-term assets. Actual results could differ from those estimates.
Concentrations of Risk
The Company is exposed to concentrations of risk in the normal course of business, primarily related to cash and cash equivalents, accounts receivable and derivative instruments.
Cash and cash equivalents are maintained with major financial institutions and at times are in excess of FDIC insurance limits of $100,000. Based on the financial historical strength of these institutions, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Additions to the allowance result in a provision for bad debt expense. The Company determines the adequacy of this allowance by evaluating individual customer accounts receivable, through consideration of the customer’s financial condition, credit history, and current economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of the customer’s ability to make payments, additional allowances may be required.

The Company derives a significant portion of its revenues and accounts receivable from a limited number of clients as described below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		As of June 30,
	% of Revenue		% of Revenue		% of A/R, net
Clients	2008	2007	2008	2007	2008	2007
Client A	21%	25%	21%	21%	7%	28%
Client B	19%	14%	18%	15%	25%	11%
Client C	14%	7%	14%	5%	12%	9%
Client D	5%	15%	6%	15%	6%	16%
Client E	9%	9%	9%	9%	13%	9%
Revenue Recognition
Session fees, including revenues associated with voice, email and live help transactions and with hosting and maintaining software applications for customer service, are recognized as these services are provided. Session fees represent more than 90% of revenues for the three and six months ended June 30, 2008 and 2007. Implementation fees, including revenues associated with the installation and integration of new customers into our telecommunications, information technology and client reporting structures, are deferred and recognized ratably over the life of the contract. Revenues are recognized when there are no significant Company obligations remaining, fees are fixed and determinable and collection of the related receivable is reasonably assured.
Cost of Revenues
Cost of revenues excludes depreciation and amortization expenses and consists primarily of employee-related costs associated with the services rendered on behalf of a client, as well as telecommunications costs, information technology costs associated with providing customer management services and facility support costs related to the operation of outsourcing and data centers.
Marketable Securities
Investments in marketable securities consist primarily of government bonds, corporate bonds, mortgage/asset backed securities, and preferred stock. Investments in debt and equity securities are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities", or SFAS 115. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Under SFAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (OCI) as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, the Company evaluates the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in OCI. The determination of whether a loss is other-than-temporary is highly judgmental and may have a material impact on the Company’s results of operations.

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
The Company’s Costa Rica operations are dependent on a single client, Washington Mutual. Washington Mutual may acquire the Company’s Costa Rica operations with 30 days notice at any time prior to the expiration of the contract with the Company by paying a termination fee. This termination fee is a set amount in the contract that decreases each month. As of June 30, 2008 the amount of net fixed assets in Costa Rica in excess of the termination fee is approximately $0.6 million before any potential negotiated adjustments. The Company has not received any indication that Washington Mutual will exercise its option to acquire the Costa Rica operations.
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
Share-Based Compensation Expense
The Company’s stock incentive plans provide for grants of options to purchase shares of its common stock, awards of restricted stock, stock appreciation rights and restricted stock units. Incentive stock options and restricted stock units are generally granted to employees and Board members. All options have been issued with a strike price equal to the fair market value of the Company’s common stock on the day of grant. All grants and awards are settled through the issuance of shares that have been authorized and are previously unissued.
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”, or SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company’s stock price volatility and employee stock award exercise behaviors. The Company’s expected volatility is primarily based upon the historical volatility of the Company’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Derivative Instruments
During the quarter, the Company purchased foreign currency forward contracts that were designated as cash-flow hedges. All of these derivatives were Philippine peso contracts maturing within 12 months. The Company accounts for financial derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133) as amended. The Company uses these contracts to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in the Philippine peso. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by SFAS 133.

All derivatives are recognized in the balance sheet at fair value. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in accumulated other comprehensive income, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within earnings. Cash flows from the derivative contracts are classified within cash flows from operating activities. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within earnings.
The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it ceased to be a highly effective hedge or if a forecasted hedge is no longer probable to occur, the Company discontinues hedge accounting prospectively.
At June 30, 2008, all hedges were determined to be highly effective. For additional information, see Note 9 — Derivative Instruments.
Fair Value of Financial Instruments
On January 1, 2008, the Company adopted FAS 157, “Fair Value Measurements", and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". The adoption of FAS 157 and 159 had no impact on the Company’s financial statements at the date of adoption. During the six months ended June 30, 2008, the Company has not elected to use the fair value option permitted under SFAS 159 for any of its financial assets that are recorded at fair value under other guidance.
Fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts because of their short-term nature. Marketable securities are recognized in the balance sheet at their fair values based on third party quotes and management’s estimates of the fair value. Derivative instruments are recognized in the balance sheet at fair values based on third party quotes. For additional information, see Note 4 — Fair Value Disclosures.
The Company has deferred the adoption of FAS 157 for nonfinancial assets and liabilities as permitted by FASB Staff Position FAS 157-2, to the first fiscal year beginning after November 15, 2008.
Note 3. Marketable Securities
The following tables summarize the market value of the marketable securities held in the Company’s investment portfolio as of June 30, 2008 and December 31, 2007 (in thousands):
As of June 30, 2008, the Company’s holdings were as follows:

	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
Government bonds	$21,627	$(83)	$21,544
Corporate bonds	2,167	(310)	1,857
Mortgage/asset backed securities	4,771	(247)	4,524
Preferred stock	2,675	(759)	1,916

Total	$31,240	$(1,399)	$29,841

As of June 30, 2008, the Company’s investments were classified into short-term and long-term as follows:

	Short-Term	Long-Term	Total
	Marketable	Marketable	Marketable
	Securities	Securities	Securities
Government bonds	$5,482	$16,062	$21,544
Corporate bonds	—	1,857	1,857
Mortgage/asset backed securities	331	4,193	4,524
Preferred stock	—	1,916	1,916

Total	$5,813	$24,028	$29,841

At June 30, 2008, the Company held cash and cash equivalents and marketable securities of $63.1 million in the Philippines.
As of June 30, 2008, the Company’s holdings are scheduled to mature as follows:

			Mortgage
			/Asset		Total
	Corporate	Government	Backed	Preferred	Marketable
Maturities	Bonds	Bonds	Securities	Stock	Securities
1 year	$—	$5,482	$331	$—	$5,813
1 to 5 years	1,220	15,591	—	1,916	$18,727
5 to 10 years	637	471	316	—	$1,424
10+ years	—	—	3,877	—	$3,877

Total	$1,857	$21,544	$4,524	$1,916	$29,841

As of December 31, 2007, the Company’s holdings were as follows:

	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
Government bonds	$19,102	$31	$19,133
Corporate bonds	3,394	(367)	3,027
Mortgage/asset backed securities	18,656	(143)	18,513
Preferred stocks	3,343	(694)	2,649

Total	$44,495	$(1,173)	$43,322

As of December 31, 2007, the Company’s investments were classified into short-term and long-term as follows:

	Short-Term	Long-Term	Total
	Marketable	Marketable	Marketable
	Securities	Securities	Securities
Government bonds	$18,021	$1,112	$19,133
Corporate bonds	—	3,027	3,027
Mortgage/asset backed securities	1,975	16,538	18,513
Preferred stocks	—	2,649	2,649

Total	$19,996	$23,326	$43,322

Note 4. Fair Value Disclosures
In accordance with FAS 157, the Company’s financial assets and liabilities measured at fair value are grouped in three levels, based on the markets that the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The levels are:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

				Fair Value
				as of June 30,
	Level 1	Level 2	Level 3	2008
	(In thousands)

Marketable securities — short term	$—	$5,813	$—	$5,813
Marketable securities — long term	—	9,028	15,000	24,028

Total assets	$—	$14,841	$15,000	$29,841

Derivative liabilities	$—	$4,647	$—	$4,647

Total liabilities	$—	$4,647	$—	$4,647

There have been no changes to the balance of level 3 assets measured at fair value on a recurring basis since December 31, 2007.
At June 30, 2008, the Company held $15.0 million of securities, included in government bonds, with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans, and supported by the Department of Education as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists. As of June 30, 2008, the Company experienced three failed issues at auction with a par value of $15.0 million.
At June 30, 2008 the Company’s best estimate of the fair values of these securities approximate their par values. The Company will continue to assess the fair value of these securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. The Company may be required to record unrealized losses for impairment if it determines that there are declines in fair value that are other-than-temporary. Given the uncertainty in the market, there can be no assurance as to when the Company would be able to liquidate a particular issue. In such case of a failure, the Company would not be able to access those funds until a further auction of these investments is successful, the security is called by the issuer or a buyer is found outside the auction process, or the securities mature. Contractual maturities for these securities range from 25 years to 37 years. The Company has reclassified all auction rate securities from short term to long term to reflect the current illiquidity of these securities.

After consideration of the potential risks mentioned above, the Company determined that no impairment charge was necessary as it believes the underlying creditworthiness of these securities is stable, and that these securities will eventually be liquidated. As of June 30, 2008, there were no downgrades in the agency ratings of these securities. All of the Company’s auction rate securities were rated Moody’s “AAA” and are highly collateralized. In addition, the Company continued to receive interest payments as scheduled. Based on the Company’s expected operating cash flows, and other sources of cash, it does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan.
The Company currently does not have financial assets that are required to be measured at fair value on a nonrecurring basis.
Note 5. Stockholders’ Equity and Accumulated Comprehensive Income (Loss)
The components of accumulated comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(1,271)	$3,907	$(23,104)	$7,771
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(58)	5	(45)	372
Change in unrealized loss on securities	(293)	(636)	(230)	(525)
Change in minimum pension liability adjustment	(80)	(35)	(163)	(26)
Change in unrealized gain (loss) on derivative instruments	(4,581)	—	(4,581)	—

Total comprehensive (loss) income	$(6,283)	$3,241	$(28,123)	$7,592

Note 6. Computation of Earnings Per Share
Basic earnings per share represents net income for the period divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stocks.

The following tables reconcile the basic and diluted earnings per share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator:
Net (loss) income available to common stockholders	$(1,271)	$3,907	$(23,104)	$7,771

Denominator:
Denominator for basic net (loss) income per share — weighted average shares	20,219	23,561	20,878	23,531
Dilutive common stock options	—	425	—	616
Dilutive restricted stock units	—	39	—	50

Denominator for diluted net (loss) income per share — adjusted weighted average shares	20,219	24,025	20,878	24,197

Basic net (loss) income per share	$(0.06)	$0.17	$(1.11)	$0.33

Diluted net (loss) income per share	$(0.06)	$0.16	$(1.11)	$0.32

The following is a summary of the number of shares of securities outstanding during the respective periods that have been excluded from the calculation because the effect on net income per share would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options	1,139	885	1,035	531
Warrants and restricted stock units	80	119	76	33
Note 7.  Share-based Compensation
Share-based compensation expense included in the Company’s statement of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$219	$460	$520	$862
Selling, general & administrative	1,404	898	2,795	1,653

	$1,623	$1,358	$3,315	$2,515

Stock Options
The Company has issued share-based compensation under two stock option plans, the 1998 Stock Incentive Plan as amended, and the Amended and Restated 2004 Stock Incentive Plan, which authorizes the issuance of stock options, restricted stock and other share-based instruments to employees and Board members. The plans are described in further detail in Note 6 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, using the modified prospective transition method.

The fair values of each award granted under the Company’s stock option plans during the three and six months ended June 30, 2008 and 2007 were estimated at the date of the grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	65%	66%	65%	58%
Dividend yield	0%	0%	0%	0%
Expected term	3.2	4.0	4.1	4.3
Risk free interest rate	3.3%	4.6%	2.8%	4.5%
During the three and six months ended June 30, 2008, the Company issued 44,000 and 122,000 options with an average exercise price of $8.50 and $10.48, respectively. The weighted average estimated grant date fair values of options granted for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average fair value	$3.97	$6.62	$4.46	$8.08
As of June 30, 2008, the Company had $3.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.3 years.
Restricted Stock Units
As of June 30, 2008, the Company had $6.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units, which will be recognized over the remaining weighted average vesting period of 1.9 years. For the six months ended June 30, 2008, 66,000 restricted stock units were granted.
Note 8.  Pension Plan
On December 7, 2006 a retiree benefit pension plan (“the Plan”) was adopted for the Company’s wholly owned subsidiary, PeopleSupport (Philippines), Inc. (“PSPI”). The components of net periodic benefit cost for the Company’s statutory Philippine pension plan are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
Service cost	$12	$24
Interest cost	2	5
Expected return on plan assets	(13)	(27)
Amortization of net transition obligation	—	1
Amortization of net actuarial loss	(80)	(164)

Net periodic benefit cost	$(79)	$(161)

For the six months ended June 30, 2007, the Company made cash contributions of $0.6 million to the PSPI pension plan. The Company did not make any contributions during 2008.
Under FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, the Company was required to recognize the funded status of its defined benefit plan in its statement of financial position as of the end of 2007. FAS 158 requires changes in the funded status due to gains and losses to be reflected in comprehensive income, and transactions that result in settlement of the plan to be recognized in earnings.

Note 9. Derivative Instruments
In March 2008, the Company sold foreign currency forward contracts, not designated as hedges, between the U.S dollar and the Philippine peso. These contracts were classified as other current assets and other non-current assets depending on their expiry dates. Derivative assets of $12.2 million and $6.8 million were included as part of other current assets and other non-current assets as of December 31, 2007. A loss on sale of these contracts was recorded in other income.
During the three months ended June 30, 2008, the Company purchased foreign currency forward contracts that were designated as cash flow hedges. The Company had derivative liabilities related to these contracts maturing within 12 months, consisting of Philippine peso contracts with a notional value of $50.3 million at June 30, 2008. As of June 30, 2008, the Company had $4.6 million of derivative liabilities. A total of $4.6 million of deferred losses on the derivative instruments as of June 30, 2008 were included in accumulated other comprehensive income, a component of shareholders’ equity. The deferred loss expected to be reclassified to earnings from accumulated other comprehensive income during the next 12 months is $4.6 million. However this amount and other future reclassifications from accumulated other comprehensive income will fluctuate with movements in the underlying market price of the forward contracts.
Net losses of $547,000 from settled hedge contracts were reclassified from accumulated other comprehensive income to earnings during the three and six months ended June 30, 2008.
During the three and six months ended June 30, 2008, there were no recognized losses related to hedge ineffectiveness.
Note 10.  Income Taxes
In the first quarter of 2008, the Company established a full valuation allowance against its Federal deferred tax asset. Under FAS 109, the Company believes its recent Federal cumulative loss represents a significant item of objectively verifiable evidence which must be given greater weighting than subjective evidence, such as forecasted Federal income, when evaluating the need for a valuation allowance under FAS 109. Accordingly, under FAS 109, management has concluded that based on all available information, and proper weighting of objective and subjective evidence, as of June 30, 2008, it is more likely than not that its Federal deferred tax assets will not be realized and a valuation allowance of $23.9 million was recorded. The Company maintained its California deferred tax asset at the same level as December 31, 2007 based on the Company’s expectations about the realization of California deferred tax assets, which are based on the ability to generate worldwide income within the California net operating loss carryforward period.  Each quarter, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers its recent cumulative income within the relevant tax jurisdiction, its projected future taxable income, customer contract terms and customer concentrations, and applies more weighting to objective evidence than subjective evidence in making this assessment.
Through the second quarter of 2008, the Company incurred a worldwide pretax loss of $5.4 million, mainly due to the U.S. losses of $19.8 million while generating a profit of $14.4 million in the foreign jurisdictions. A portion of its foreign income is not covered by the Company’s income tax holiday. Accordingly, the Company recorded tax expense of approximately $0.2 million in the three months ending June 30, 2008. For the six month period ended June 30, 2008, the Company recorded tax expense of $17.7 million, of which $17.6 million relates to the establishment of the U.S. valuation allowance.
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

The implementation of FIN 48 did not have a material affect on the Company’s financial statements at adoption and as of June 30, 2008. The Company’s evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007. The Company has received notices from certain agencies within the Philippine government raising technical issues or providing interpretations of the Company’s tax incentive agreements with respect to its facilities in Manila, which might place limits on its protection from taxation of income generated from operations or investments under the tax incentive agreements for these locations. The Company believes it has substantially complied with the requirements and objectives of the each of the tax incentive agreements in question but has received conflicting opinions from Philippine officials regarding the ultimate outcomes of these matters. The Company believes that it has valid arguments to protect the tax incentives it has received but may not prevail in all of these matters. Based on its evaluation of the issues in accordance with FIN 48 and the information currently available, including the Company’s knowledge of past practices and precedents, no liability or related expense is recordable as of June 30, 2008.
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
The following tables present certain geographic information regarding the Company’s operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
U.S.	$33,411	$33,186	$66,679	$66,660
Foreign	2,964	1,142	5,416	1,265

Total revenue	$36,375	$34,328	$72,095	$67,925

	As of	As of
	June 30,	December 31,
	2008	2007
Total assets:
U.S.	$96,962	$159,511
Philippines	81,790	71,998
Costa Rica	3,153	1,701

Total assets	$181,905	$233,210

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
The Company acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company (collectively, the “Subsidiaries”) in January 2006. The Subsidiaries were parties to an on-going arbitration proceeding and the arbitrator issued an award in the amount of $946,000 against the Subsidiaries, which was confirmed by the Los Angeles Superior Court. The Subsidiaries have appealed the judgment confirming the arbitration award. The Company is entitled to indemnification from the selling stockholders of the subsidiaries under the purchase agreement with such selling stockholders and believes that the final disposition of such matter will not have a material adverse effect on the Company. A cash bond has been posted with the Los Angeles Superior Court by certain Selling Stockholders.

Note 13. Commitments
The lease for the facility housing the Company’s corporate headquarters in Los Angeles, California expires on July 31, 2008. The Company will continue to occupy the facility after the expiration by paying a premium on the lease on a month to month basis. The Company has entered into a long-term lease for another facility in Los Angeles that will eventually house its corporate headquarters. The lease commences on August 1, 2008 and the scheduled expiration date is May 31, 2017. Base rent under the new lease is $31,500 per month increasing to $43,110 per month by the end of the lease agreement. The Company has the option to terminate the lease anytime from July 31, 2011 through May 31, 2014, subject to a nine month notice period and payment of certain expenses.
The lease for the facility housing the Company’s RapidText subsidiary expired on July 15, 2008. RapidText operations have been moved to a new facility under a lease that commenced on July 15, 2008 and expires on September 14, 2013. Base rent under the new lease is $10,565 per month until expiration.
Note 14.  Property Company
In the first quarter of 2007, PeopleSupport Properties Philippines, Inc. (“PeopleSupport Properties”), a Philippine corporation owned 40% by PeopleSupport Philippines Inc. (“PSPI”) and 60% by a statutorily required pension trust established for the benefit of PSPI’s employees, acquired two undeveloped properties, one in Manila and one in Cebu, for a total of $8.8 million. PSPI loaned the money to PeopleSupport Properties to purchase the land.   The fully owned subsidiaries established to hold the Manila and Cebu properties were Real Property Innovative Solutions Inc. (“RPISI”) and Innovative Land Development Solutions Inc (“ILDSI”), respectively.  Since the Company has controlling interest in PeopleSupport Properties, the balance sheet and results of operations for PeopleSupport Properties and its fully owned subsidiaries are consolidated into the Company’s financial statements. To the extent PeopleSupport Properties and its subsidiaries operate at a loss, no minority interest will be shown in the financial statements. As of June 30, 2008, PeopleSupport Properties and its subsidiaries had recorded cumulative net losses of less than $0.1 million related to purchasing and holding the property.
In July 2008, RPISI, the Company holding the Manila property, was sold. Total proceeds to PeopleSupport Properties, under the sales agreement are expected to be approximately $13 million with $3 million collected in July 2008.  The remaining balance is currently held in escrow and is expected to be collected upon completion of certain tax and title related filings. Approximately $0.7 million of the proceeds will be restricted until January 2009. The gain on sale recorded by PeopleSupport Properties in connection with the transaction is expected to be approximately $5 million net of taxes and transaction fees.
Note 15.  Line of Credit
In July 2006, the Company entered into an agreement with Citibank that provides a revolving line of credit for general corporate purposes and allows the Company to borrow up to $25.0 million. The line of credit expired on July 28, 2008. As of June 30, 2008, the Company did not have any borrowings under the agreement and does not intend to renew the line.
Note 16. New Accounting Pronouncements
In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company is currently assessing the effect of FSP EITF 03-6-1 on its financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non governmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SFAS 162 is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company is currently assessing the effect of SFAS 162 on its financial condition, results of operations and cash flows.
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations”, and other U.S. generally accepted accounting principles (GAAP). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently assessing the effect of FSP FAS 142-3 on its financial condition, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, an amendment of SFAS No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement encourages, but does not require, presenting disclosures for earlier periods for comparative purposes at initial adoption. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company expects to adopt SFAS 161 on January 1, 2009. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 will not affect the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R. This Statement replaces SFAS No. 141, “Business Combinations”, and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (The Company’s fiscal year commencing January 1, 2009). Accordingly, SFAS 141R will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements”, or SFAS 160. SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 (the Company’s fiscal year commencing January 1, 2009). The Company does not currently expect the adoption of the provisions of SFAS No. 160 to have a material effect on its financial condition, results of operations or cash flows.
Note 17. Stock Repurchase Program
On August 9, 2007, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of the Company’s outstanding shares of common stock on the open market over a one-year period. The program was completed in November, 2007 and the shares were retired upon purchase.
On March 5, 2008, the Board of Directors authorized a second stock repurchase program to repurchase up to $25.0 million of the Company’s outstanding shares of common stock on the open market. The program was completed in June, 2008. The Company acquired 2.6 million shares at an average price of $9.47, and the shares were retired upon repurchase.
Note 18. Related Party Transactions
Upon acquisition of RapidText, the Company entered into a three-year lease agreement with the founder of RapidText, who was an officer of the Company until August 7, 2007. The Company continued to lease the office space in the building owned by him and one of the Company’s employees. Under the agreement, the Company pays rent of approximately $12,000 per month. The lease expired in July 2008. As noted in note 13 above, RapidText operations have been moved to a new facility under a new lease.
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
Note 20. Subsequent Event
On August 3, 2008, the Company entered into a definitive agreement with Essar Services, Mauritius (“Essar”), and Easter Merger Sub, Inc., a wholly owned subsidiary of Essar (“Merger Sub”) pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving corporation and a wholly-owned subsidiary of Essar. Under the terms of the agreement, each issued and outstanding share of the Company’s common stock will be cancelled and will be automatically converted into the right to receive a merger consideration of $12.25 in cash. In connection with the Merger, all of PeopleSupport’s outstanding stock options and restricted stock units outstanding and unexercised, as the case may be, immediately prior to the effective time of the Merger, whether or not vested, will be cancelled and converted into the right to receive the merger consideration. All previously unrecognized share-based compensation expense will be recognized upon the conversion of the equity instruments in connection with the transaction. The merger is subject to customary closing conditions, including obtaining PeopleSupport stockholder approval, regulatory approval and the absence of any order or injunction prohibiting the consummation of the Merger. As a result of these conditions, no assurances can be provided that the transaction will close in the time frame indicated, if at all. If the Company is not able to close the transaction, under certain circumstances, it may be liable to Essar for a break up fee of approximately $8.7 million.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties, including, without limitation, statements regarding the benefits of our services, our business model, our competitive strengths, our growth, profitability and long-term value, our tax incentive in the Philippines, our critical account policies, recent accounting pronouncements, our expectations regarding our revenues, clients, expenses, anticipated cash needs, estimates regarding its capital requirements and our needs for additional financing or debt, our forward contracts, our internal controls, and our legal proceedings. We generally identify forward-looking statements by using such terms as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe” or similar phrases or the negatives of such terms. We base these statements on beliefs as well as assumptions we make using information currently available. These forward-looking statements are subject to risks, uncertainties and assumptions, including those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” as well as other matters not yet known or not currently considered material. Should one or more of the circumstances described in our risk factors materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks, uncertainties and assumptions include, but are not limited to, our dependence on a limited number of clients, negative public reaction to offshore outsourcing and the effect of recently proposed legislation, competitive conditions in the markets we serve, our ability to manage our growth, the risks associated with operations in the Philippines and Costa Rica, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in this report and in the latest report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These forward-looking statements represent our estimates and assumptions only as of the date of this report and, unless required by law, we do not undertake any obligation to update or revise these forward-looking statements. You should, however, review the factors and risks we describe in other reports and registration statements that it files from time to time with the SEC.
All references to “PeopleSupport”, “we,” “our,” or the “Company” mean PeopleSupport, Inc. and its subsidiaries, except where it is clear from the context that such terms mean PeopleSupport, Inc. and excludes subsidiaries.
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
Overview
We are an offshore business process outsourcing (BPO) provider offering customer management, transcription and captioning, and additional BPO services from our centers in the Philippines, Costa Rica and the United States. We provide outsourced services to a range of primarily United States-based clients that operate predominantly within the financial services, travel and hospitality, healthcare, insurance , technology, telecommunications, and media industries. We offer a range of customer management services through multiple integrated communications channels, such as customer service, inbound sales, direct response sales services and accounts receivable management services. Our transcription services involve transcribing voice recordings into customized client reports. Our captioning services include both real-time and offline captioning. Our BPO services include credit application processing, mortgage processing, title searches and data verification.
We believe that our large scale offshore business model with an emphasis on industry verticals has allowed us to successfully create a sustainable and scalable position as a leading offshore BPO services provider. We believe that we have the following competitive strengths:
•	we have a low cost offshore delivery model;

•	we offer industry expertise with a focus on collaborative client relationships;

•	we offer sales and delivery effort focused on every step of the customer interaction; and

•	we provide scalable delivery and technology platform.

Our objective is to drive growth, improve profitability and to build long term value by pursuing the following strategic initiatives:
•	increase organic growth, add new customers and expand geographies;

•	deliver high quality, value-added multilingual services;

•	diversify service offerings to leverage existing infrastructure;

•	expand to additional countries;

•	pursue selective strategic acquisitions; and

•	improve operational efficiencies to partly mitigate unfavorable impact of appreciating foreign currencies.
Sources of Revenues
A majority of our revenues are derived from fees, which include:
•	time-delineated or production-based fees, including hourly or per minute charges and charges per interaction or transaction, and training fees, all of which are separately negotiated on an individual client basis. Such fees represent greater than 90% of our total revenues.

•	implementation fees, including revenue associated with the installation and integration of new clients into the Company’s telecommunications, information technology and client reporting structures.
For the three and six months ended June 30, 2008 and 2007, respectively, substantially all of our revenues were derived from U.S.-based clients.
Historically, revenue has been concentrated among a few large clients. For the six months ended June 30, 2008 our three largest clients accounted for 53% of our revenue, compared to 51% for the corresponding period in 2007.
Key Expense Categories
Cost of revenues.  Cost of revenues consists primarily of salaries, payroll taxes and employee benefit costs paid to the professionals that we employ in the Philippines, Costa Rica and the United States and excludes depreciation and amortization expenses. Because our employee related costs, which account for approximately two-thirds of our cost of revenues, are paid in the local currency, we are exposed to the risk of foreign currency fluctuations. In 2008, the Philippine peso strengthened against the U.S. dollar compared to the same period in 2007, resulting in increased cost of revenue. In an effort to minimize the downside risk of fluctuating currency rates, we enter into foreign exchange forward contracts from time to time. Any gains or losses from the settled and outstanding forward contracts have been historically recorded in other income.
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
Depreciation and amortization. We purchase substantially all of our equipment. We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of assets, which range from four to seven years. We amortize leasehold improvements on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. If the actual useful life of such asset is less than the estimated depreciable life, we would record additional depreciation expense or a loss on disposal to the extent the net book value of such asset is not recovered upon sale.

Recent Transaction
On August 3, 2008, we entered into a definitive agreement with Essar Services, Mauritius, (“Essar”), and Easter Merger Sub, Inc. (Merger Sub), pursuant to which Merger Sub will merge with and into PeopleSupport, with PeopleSupport as the surviving corporation and a wholly-owned subsidiary of Essar (“Merger Sub”). Under the terms of the agreement, each issued and outstanding share of our common stock will be cancelled and will be automatically converted into the right to receive a merger consideration of $12.25 in cash. In connection with the Merger, all of our outstanding stock options and restricted stock units outstanding and unexercised, as the case may be, immediately prior to the effective time of the Merger, whether or not vested, will be cancelled and converted into the right to receive the merger consideration. All previously unrecognized share-based compensation expense will be recognized upon the conversion of the equity instruments in connection with the transaction. The merger is subject to customary closing conditions, including obtaining PeopleSupport stockholder approval, regulatory approval and the absence of any order or injunction prohibiting the consummation of the Merger. As a result of these conditions, no assurances can be provided that the transaction will close in the time frame indicated, if at all. If we are not able to close the transaction, under certain circumstances we may be liable to Essar for a break up fee of approximately $8.7 million.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. The following accounting policies and estimates are those which we believe are the most critical to assist investors in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenues and Deferred Revenue Recognition
Revenues are recognized pursuant to applicable accounting standards, including SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101, and SEC Staff Accounting Bulletin 104, “Revenue Recognition”, or SAB 104. SAB 101, as amended, and SAB 104 summarize certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provide guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.
We recognize revenues from customer management fees when services are performed under a fully executed contractual agreement. Implementation fees received in connection with certain contracts are deferred and recognized ratably over the service period of the respective contracts. We also recognize revenue from the operating lease ratably over the life of the lease.
Deferred revenue represents, primarily, amounts billed or cash received in advance from two of our major customers and is earned when services are provided to these customers. As of June 30, 2008 and December 31, 2007, we had deferred revenue of $2.8 million and $5.3 million, respectively. The decrease in deferred revenue was due to renegotiation of prepayment terms for one of our largest clients. The new agreement took effect in the second quarter 2008.
Accounting for Share-based Compensation
We issue both incentive and nonqualified stock options along with restricted stock units. Since January 1, 2006, non-cash share-based compensation expense has been accounted for in accordance with SFAS 123(R). We use the Black-Scholes-Merton model to estimate the fair value of our share-based payment awards on the date of grant. The two key assumptions used in this calculation are the expected term of the option and the volatility of our stock. Based upon a third party analysis, we estimate the expected term of our options for the three and six months ended June 30, 2008 to be 3.2 and 4.1 years, respectively. To estimate our volatility, we use a combination of both a peer group and our historical volatility. Our expected volatility for the three and six months ended June 30, 2008 was 65%.
We issue both incentive and nonqualified stock options along with restricted stock units.
Accounting for Income Taxes
We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. At June 30, 2008, we had U.S. and California net operating loss carry-forwards of approximately $83.0 million and $33.1 million, respectively. The U.S. carry forwards expire from 2020 to 2028 and the California carry forwards expire from 2012 through 2018. In the first quarter of 2008, we determined that it is more likely than not that our U.S. deferred tax assets will not be realized and we established a deferred tax asset valuation allowance of $23.9 million.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized after considering all available information and properly weighting objectively verifiable evidence, such as recent cumulative losses, more than subject evidence, such as forecasted income. We consider recent cumulative income, projected future taxable income, customer contract terms and customer concentrations in making this assessment. We reassess the realizability of deferred tax assets on a quarterly basis.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted the provisions of FIN 48 effective January 1, 2007. At adoption, FIN 48 did not have a material effect on our financial statements. We have received notices from certain agencies within the Philippine government raising technical issues or providing interpretations of our tax incentive agreements with respect to its facilities in Manila, which might place limits on its protection from taxation of income generated from operations or investments under the tax incentive agreements for these locations. We have substantially complied with the requirements and objectives of the each of the tax incentive agreements in question but has received conflicting opinions from Philippine officials regarding the ultimate outcomes of these matters. We believe that we have valid arguments to protect the tax incentives it has received but may not prevail in all of these matters. Based on our evaluation of the issues in accordance with FIN 48 and the information currently available, including our knowledge of past practices and precedents, no liability or related expense is recordable as of June 30, 2008.
Marketable Securities
Our investments in marketable securities consist primarily of government bonds, corporate bonds, mortgage/asset backed securities, and preferred stock. We account for our investments in debt and equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Under SFAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (OCI) as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines to below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. The new cost basis is not be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in OCI. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.
At June 30, 2008, our investments included $15.0 million of securities, included in government bonds, with an auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans, and supported by the Department of Education as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists. During the six months ended June 30, 2008, we experienced three failed issues at auction with a par value of $15.0 million. Given the uncertainty in the market, there can be no assurance as to when we would be able to liquidate a particular issue. In such case of a failure we would not be able to access those funds until a further auction of these investments is successful, the security is called by the issuer or a buyer is found outside the auction process, or the securities mature. Contractual maturities for these securities range from 25 years to 37 years. After consideration of the potential risks mentioned above, we did not record an impairment charge as we believe that the underlying creditworthiness of these securities is stable, and that these securities will eventually be liquidated. As of June 30, 2008, there were no downgrades in agency ratings of these securities. All auction rate securities were rated Moody’s “AAA”, and were highly collateralized. In addition, we continued to receive interest payments as scheduled.
We have reclassified all auction rate securities from short term to long term to reflect the current illiquidity of these securities. At June 30, 2008 our best estimate of the fair values of these securities approximate their par values. We will continue to assess the fair value of these securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to an impairment charge if we determine that there are declines in fair value that are other-than-temporary. Based on our expected operating cash flows, and other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.

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
Derivative Instruments
During the quarter, we purchased foreign currency forward contracts which were designated as cash-flow hedges. All of these derivatives were Philippine peso contracts maturing within 12 months. We account for financial derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. We use these contracts to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in the Philippine peso. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by SFAS 133.
All derivatives are recognized in the balance sheet at fair value. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in accumulated other comprehensive income, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within earnings. Cash flows from the derivative contracts are classified within cash flows from operating activities. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within earnings.
We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, we discontinue hedge accounting prospectively.
At June 30, 2008, all hedges were determined to be highly effective. For additional information, see Note 9 – Derivative Instruments.
Recent Accounting Pronouncements
In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. We are currently assessing the effect of FSP EITF 03-6-1 on our financial condition, results of operations and cash flows.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No.14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We currently do not have instruments within the scope of FSP APB 14-1.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non governmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SFAS 162 is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. We are currently assessing the effect of SFAS 162 on our financial condition, results of operations and cash flows.
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations”, and other U.S. generally accepted accounting principles (GAAP). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently assessing the effect of FSP FAS 142-3 on our financial condition, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, an amendment of SFAS No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement encourages, but does not require, presenting disclosures for earlier periods for comparative purposes at initial adoption. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We expect to adopt SFAS 161 on January 1, 2009. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 will not affect our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R. This Statement replaces SFAS No. 141, “Business Combinations”, and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year commencing January 1, 2009). Accordingly, SFAS 141R will be applied by us to business combinations occurring on or after January 1, 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements”, SFAS 160. SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008 (our fiscal year commencing January 1, 2009). We do not currently expect the adoption of the provisions of SFAS No. 160 to have a material effect on our financial condition, results of operations or cash flows.
Summary Financial Results
Revenues increased $2.1 million and $4.2 million, or 6.0% and 6.1% to $36.4 million and $72.1 million, for the three and six months ended June 30, 2008 respectively, from $34.3 million and $67.9 million for the same periods in 2007. The increase was partly offset by a decrease in revenues from our technology and telecommunication clients. Revenue growth and relatively stable cost of revenues as a percent of revenues had a favorable impact on earnings. For the three and six months ended June 30, 2008, revenues from customer management services accounted for the majority of the increase in revenues as we captured a greater share of our financial services clients outsourcing needs. On the other hand, the establishment of a reserve against our deferred tax assets in March 2008, foreign exchange losses and increases in selling general and administrative costs caused our net results to decline to a net loss of $1.3 million and $23.1 million for the three and six month periods ended June 30, 2008, respectively, from net income of $3.9 million and $7.8 million, respectively, for the same periods of 2007.
We incurred a net loss of $1.3 million, or $0.06 per diluted share for the three months ended June 30, 2008 and we earned net income of $3.9 million or $0.16 per diluted share for the same period in 2007. The change of $5.2 million in our results was primarily due to the following:
•	An increase in selling, general and administrative expenses of $1.7 million driven by increases of $0.3 million in payroll related costs due primarily to growth in headcount, annual merit increases and appreciation in the value of the Philippine peso against the U.S. dollar, $0.5 million in share-based compensation expense, $0.3 million representing fees for consulting services provided by independent third party legal firms and $0.4 million in rent expense as a result of the occupation of additional office space in the Philippines
•	The Philippine peso fluctuation, which appreciated 8.4% compared to a year-ago and depreciated 5.0% compared to the previous quarter, on average

We incurred a net loss of $23.1 million, or $1.11 per diluted share for the six months ended June 30, 2008 and we earned net income of $7.8 million, or $0.32 per diluted share for the same period in 2007. The change in our results of $30.9 million was primarily due to the following:
•	A $17.6 million non cash tax expense resulting from the establishment a deferred income tax valuation allowance net of an additional federal tax benefits reflecting management’s belief that it is more likely than not that the U.S. deferred tax asset will not be realized.
•	An increase in selling, general and administrative expenses of $1.7 million driven by increases of $0.3 million in payroll related costs due primarily to growth in headcount, annual merit increases and fluctuations in the value of the Philippine peso against the U.S. dollar, $1.1 million in share-based compensation expense and $0.3 million representing employee travel, relocation and housing fees.
•	A loss of $7.7 million during the six months ended June 30, 2008 primarily due to the mark-to-market loss of $5.9 million from our Philippine peso forward contracts prior to their sale at the end of March 2008 and the depreciation of the Philippine peso.
Results of Operations
A summary of our consolidated results for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2008	Revenue	2007	Revenue	2008	Revenue	2007	Revenue
			(Unaudited, dollar amounts in millions)

Revenues	$36.4	100.0	$34.3	100.0	$72.1	100.0	$67.9	100.0
Cost of revenues	25.3	69.5	24.0	70.0	49.1	68.1	45.7	67.3
Selling, general, and administrative	9.2	25.3	7.5	21.9	17.6	24.4	15.9	23.4
Depreciation and amortization	2.6	7.1	2.3	6.7	5.2	7.2	4.7	6.9

Income (loss) from operations	(0.7)	(1.9)	0.5	1.5	0.2	0.3	1.6	2.4
Interest income, net	0.9	2.5	1.5	4.4	2.1	2.9	3.0	4.4
Other income (expense)	(1.2)	(3.3)	2.1	6.1	(7.7)	(10.7)	3.2	4.8

Income (loss) before provision for income taxes	(1.0)	(2.7)	4.1	12.1	(5.4)	(7.5)	7.8	11.5
Income tax provision	0.2	0.5	0.3	0.9	17.7	24.5	0.1	0.1

Net income (loss)	$(1.2)	(3.3)	$3.8	11.1	$(23.1)	(32.0)	$7.7	11.3

Three Months Ended June 30, 2008 compared with Three Months Ended June 30, 2007
Revenues
The following table summarizes the components of our revenue for the three months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,
	2008	2007
Time-delineated or production-based fees	$34,129	$31,869
Set-up and training fees	1,424	915
Other	822	1,544

Total	$36,375	$34,328

Our revenues are primarily derived from time-delineated or production-based fees, which accounted for over 90% of our total revenues for the three months ended June 30, 2008. Revenues increased $2.1 million, or 6.0%, to $36.4 million for the three month period ended June 30, 2008 from $34.3 million for the same period in 2007. This increase was primarily driven by higher demand for our outsourcing services from existing financial services clients as we capture a greater share of their outsourcing needs. Fees from our three largest clients increased $3.9 million compared to the same period in 2007. The increase was offset by lower volumes of business from certain other clients, primarily technology and telecommunication clients, who reduced their demand for outsourcing services in connection with a slowdown in the economy.

Cost of Revenues
Cost of revenues for the three months ended June 30, 2008 consisted primarily of salaries and benefits expenses, and technology and telecommunications expenses, which accounted for approximately 60% and 10% of total cost of revenues, respectively. Other expenses include facilities related, marketing, and travel and entertainment expenses.
Cost of revenues increased $1.3 million, or 5.4%, to $25.3 million for the three month period ended June 30, 2008 from $24.0 million for the same period in 2007. Cost of revenues as a percentage of revenues remained relatively stable, with a slight decrease to 69.5% for the three month period ended June 30, 2008 from 70.0% for the three month period ended June 30, 2007. Payroll related costs rose by $0.6 million, as we increased our workforce to meet higher demand for our services. The appreciation in the value of the Philippine peso against the U.S. dollar also contributed to the increase in payroll costs. In addition, we allocated approximately $0.5 million of our loss on cash flow hedges to cost of revenue. We have been able to reduce volatility from exchange rate fluctuations by entering into foreign currency cash flow hedges, which covers a substantial portion of our peso denominated costs for the next 12 months. Our forward contracts are intended to minimize volatility from currency movements by better matching the expense with the associated potential gain or loss from the hedge.
Selling, General and Administrative
Selling, general, and administrative expenses for the three months ended June 30, 2008 consisted primarily of salaries and benefits expenses, and facilities related expenses, with each contributing approximately 40% to total selling, general, and administrative expenses. Other expenses include professional fees, and travel and entertainment expenses.
Selling, general and administrative expenses increased $1.7 million, or 23.3%, to $9.2 million for the three month period ended June 30, 2008 from $7.5 million for the same period in 2007. As a percentage of revenues, selling, general and administrative expenses increased to 25.3% during the three month period ended June 30, 2008 compared to 21.9% for the same period in 2007. Share-based compensation rose by $0.5 million, payroll related costs by $0.3 million, rent expense by $0.4 million, and professional fees by $0.4 million. The increase in share-based compensation was primarily due to the issuance of stock options and restricted stock units. The increase in payroll costs was due primarily to growth in headcount, annual merit increases and the appreciation in the value of the Philippine peso against the U.S. dollar. The increase in rent expense was primarily driven by the occupation of additional office space in the Philippines. The increase in professional fees was driven by accrual for legal fees of approximately $0.3 million, for consulting services provided by independent third party legal firms.
Depreciation and Amortization
Depreciation and amortization costs increased $0.2 million or 10.6% to $2.6 million for the three month period ended June 30, 2008 from $2.3 million for the same period in 2007. Depreciation and amortization expenses as a percentage of revenues increased to 7.1% for the three month period ended June 30, 2008 compared to 6.7% for the same period in 2007. The increase in depreciation expense was primarily due infrastructure, including information technology increases during 2007 and the three months ended June 30, 2008, to support increased operations as our revenues have increased.
Interest Income
Interest income decreased $0.6 million, or 42.4% to $0.9 million for the three month period ended June 30, 2008 from $1.5 million for the same period in 2007. The decrease in interest income is consistent with the decrease in the size of our investment portfolio, due primarily to the liquidation of investments to fund the repurchase of $25.0 million of company stock, and a general reduction in interest rates on our investments. Our portfolio risk profile as of June 30, 2008 was substantially lower compared to the same period last year, consisting predominantly of government and agency backed securities, which provide a lower rate of return than the investments we held in previous periods.

Other Income (expense)
At June 30, 2008, we held cash and cash equivalents in Philippine Pesos. As the U.S. dollar is our functional currency, our Philippine pesos are revalued into U.S. dollars. Thus our other loss of $1.2 million during the three months ended June 30, 2008 is primarily due to the depreciation of the Philippine peso upon translation. For the three month period ended June 30, 2007, we recorded other income of $2.1 million. This was primarily due to our foreign currency forward contracts between the Philippine peso and the U.S. dollar. The peso appreciated, resulting in a gain of $2.1 million on these contracts.
Provision for Income Taxes
During the second quarter of 2008, the Company incurred a worldwide pretax loss of $5.3 million, mainly due to the U.S. losses of $19.8 million while generating a profit of $14.4 million in the foreign jurisdictions. A portion of its foreign income is not covered by our income tax holiday.  Accordingly, in applying our effective tax rate, we recorded tax expense of approximately $0.2 million in the three months ending June 30, 2008, including $0.1 million of tax expense related to the reversal of a tax benefit recorded in the first quarter of 2008. For the six month period ended June 30, 2008, we recorded tax expense of $17.7 million, of which $17.6 million relates to the establishment of the U.S. valuation allowance.
Six Months Ended June 30, 2008 compared with Six Months Ended June 30, 2007
Revenues
The following table summarizes the components of our revenue for the six months ended June 30, 2008 and 2007 (in thousands).

	Six Months Ended June 30,
	2008	2007
Time-delineated or production-based fees	$67,916	$63,653
Set-up and training fees	2,850	2,221
Other	1,329	2,051

Total	$72,095	$67,925

Revenues increased $4.2 million, or 6.1%, to $72.1 million for the six month period ended June 30, 2008 from $67.9 million for the same period in 2007. This increase was primarily driven by higher demand for our outsourcing services from existing financial services clients as we capture a greater share of their outsourcing needs. Fees from our three largest clients increased $11.0 million compared to the same period in 2007. The increase was offset by lower volumes of business from certain other clients, primarily technology and telecommunication clients, who reduced their demand for outsourcing services in connection with a slowdown in the economy.
Cost of Revenues
Cost of revenues increased $3.4 million, or 7.5%, to $49.1 million for the six month period ended June 30, 2008 from $45.7 million for the same period in 2007. Payroll related costs rose by $2.6 million, including a favorable adjustment to paid time off of $0.6 million, as we increased our workforce to meet higher demand for our services, and we recognized a loss on our cash flow hedges of $0.5 million. The appreciation in the value of the Philippine peso against the U.S. dollar also contributed to the increase in payroll costs. Cost of revenues as a percentage of revenues remained relatively stable with a slight increase to 68.1% for the six month period ended June 30, 2008 from 67.3% for the same period in 2007.

Selling, General and Administrative
Selling, general and administrative expenses increased $1.7 million, or 11.0%, to $17.6 million for the six month period ended June 30, 2008 from $15.9 million for the same period in 2007. As a percentage of revenues, selling, general and administrative expenses increased to 24.4% during the six month period ended June 30, 2008 compared to 23.4% for the same period in 2007. Stock based compensation rose by $1.1 million, payroll related costs by $0.3 million, and employee travel, relocation and housing fees by $0.3 million. The increase in stock based compensation was primarily due to the issuance of stock options and restricted stock units. The increase in payroll costs was due primarily to growth in headcount, annual merit increases and the appreciation in the value of the Philippine peso against the U.S. dollar.
Depreciation and Amortization
Depreciation and amortization costs increased $0.4 million or 8.4% to $5.2 million for the six month period ended June 30, 2008 from $4.8 million for the same period in 2007. Depreciation and amortization expenses as a percentage of revenues increased to 7.2% for the six month period ended June 30, 2008 compared to 6.9% for the same period in 2007. The increase in depreciation expense was primarily due to infrastructure, including information technology equipment increases during 2007 and the six months ended June 30, 2008, to support increased activity as our revenues have increased.
Interest Income
Interest income decreased $0.9 million or 29.6% to $2.1 million for the six month period ended June 30, 2008 from $3.0 million for the same period in 2007. The decrease in interest income is consistent with the decrease in the size of our investment portfolio, due primarily to the liquidation of investments to finance the repurchase of $25.0 million of company stock, and a general reduction in interest rates on our investments. Our portfolio risk profile as of June 30, 2008 was substantially lower compared to the same period last year, consisting predominantly of government and agency backed securities which provide a lower rate of return than the investments we held in previous periods.
Other Income (expense)
Our other loss of $7.7 million during the six months ended June 30, 2008 was primarily due to the mark-to-market loss of $5.9 million from our Philippine peso forward contracts prior to their sale at the end of March 2008. Although we incurred losses during the three month period ended March 31, 2008, we generated substantial gains from these contracts in 2007, and received approximately $13 million in pre-tax cash when we sold these contracts in March 2008. Under the contracts, we recorded both realized and unrealized gains in other income as the Philippine peso appreciated in that period at the end of March 2008. In addition, as of June 30, 2008, we held cash and cash equivalents in Philippine pesos. As the U.S. dollar is our functional currency, our Philippine pesos are revalued into U.S. dollars. Approximately $1.7 million of our other loss during the six months ended June 30, 2008 is due to the depreciation of the Philippine peso. For the six month period ended June 30, 2007, we recorded other income of $3.2 million. This was due to our purchase of foreign currency forward contracts between the Philippine peso and the U.S. dollar. The peso appreciated, resulting in a gain of $3.1 million.
Provision for Income Taxes
For the six months period ended June 30, 2008, we recorded a tax expense of $17.7 million related primarily to the net effect of the establishment of a valuation allowance against all of our federal net deferred tax asset. The tax expense also includes the net effect of our state tax expense and the portion of our income subject to tax in the Philippines. This compares to a provision for income taxes of $0.1 for the six month period ended June 30, 2007.
Liquidity and Capital Resources
We have financed our operations primarily through cash flows from operations, sales of equity securities and interest income earned on cash, cash equivalents and investments. As of June 30, 2008, we had working capital of $98.9 million, including cash and cash equivalents totaling $84.3 million, marketable securities of $29.8 million and net accounts receivable of $18.4 million. We have not relied on debt financing for our operations, and did not hold any long-term debt as of June 30, 2008.

Operating Activities
Our primary source of operating cash is receipts from our customers, who are billed for the provision of customer management, transcription and captioning, and other BPO services. Our primary uses of operating cash are payments made to our vendors and employees. Our net income is not necessarily a representation of cash from our operations. The following table represents a reconciliation of net income to cash from operations and analysis of the key reconciling items:

	Six Months Ended June 30,
Key Drivers of Cash Provided by Operations	2008	2007
	(Unaudited, in thousands)

Net (loss) income	$(23,104)	$7,771
Deferred income taxes	16,718	(612)
Liquidation (acquisition) of prepaid expenses and other assets	13,952	(1,187)
Unrealized loss on derivatives	5,868	—
Share-based compensation expense	3,315	2,515
Net other activity	2,846	3,612

Net cash provided by operating activities	19,595	12,099

The reduction in deferred income tax assets represents the establishment of a valuation allowance against our Federal deferred tax assets. In March 2008, we determined that it is more likely than not that our federal deferred tax assets will not be realized. Accordingly, a non-cash entry to record a full valuation allowance of $21.5 million was recorded.
Cash provided by the liquidation of prepaid and other assets of $14.0 million and the effect of non-cash losses on derivatives of $5.9 million are primarily due to the sale of foreign exchange forward contracts in March 2008. Prior to April 2008, we managed risks associated with fluctuating currency rates by entering into foreign exchange forward contracts. During the three months ended June 30, 2008, we entered into a series of new foreign currency hedge contracts to minimize the future volatility from currency movements and to match expenses with the associated potential gains or losses from hedges. In March 2008, our then outstanding peso forward contracts were sold for approximately $13.1 million in cash. The sale resulted in a book loss of $5.9 million.
Share-based compensation represents the non-cash effect of compensation expense recorded in accordance with FAS 123R.
Investing Activities
Net cash provided by (used for) investing activities during the six months ended June 30, 2008 and 2007 was $11.1 million and $(20.9) million, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures. Cash provided by (used for) investing activities of $13.2 million and $(3.5) million during the six months ended June 30, 2008 and 2007, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. Cash provided from the net liquidation of investments was used to fund repurchases of our common stock in accordance with our stock repurchase program.
Our portfolio risk profile as of June 30, 2008 was substantially lower compared to the same period last year, consisting predominantly of government and agency backed securities.
Capital expenditures for the six months ended June 30, 2008 totaled $2.1 million and represented primarily infrastructure, including information technology equipment increases. Cash used in investing activities for the six months ended June 30, 2007 represented the acquisition of two parcels of land in Cebu and Manila for a total of $8.8 million and equipment of $8.4 million. We sold the subsidiary established to hold the Manila land parcel in July 2008 for proceeds of approximately $13 million.

Financing Activities
Net cash provided by (used for) financing activities was $(24.8) million and $0.2 million, respectively, for the six months ended June 30, 2008 and 2007. During the six months ended June 30, 2008 we repurchased 2.6 million shares of common stock through the open market at an aggregate cost of $25.1 million, including commission and transaction fees. Other activity during the six months ended June 30, 2008 and 2007 represented the collection of proceeds from the exercise of stock options and the payment of residual offering costs during the six months ended June 30, 2007.
Other than as described above, we currently have no material cash commitments, except our normal recurring payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We expect that our working capital and cash, cash equivalents and marketable securities, will be adequate to meet anticipated cash needs. Although we currently do not have any specific plans to do so, to the extent management decides to pursue one or more significant strategic acquisitions, we may incur debt, utilize our line of credit or sell debt or additional equity to finance those acquisitions.
Off-Balance Sheet Arrangements
Line of Credit
In July 2006, we entered into an agreement that provides a revolving line of credit for general corporate purposes and allowed us to borrow up to $25.0 million. The line of credit expired on July 28, 2008. We did not have any borrowings under the agreement and we do not intend to renew the line.
Contractual Obligations
The lease for the facility housing our Corporate headquarters in Los Angeles, California expired on July 31, 2008. We will continue to occupy the facility, paying a premium on the lease on a month to month basis. We have entered into a long-term lease for another facility in Los Angeles which will eventually house our Corporate headquarters. The lease commenced on August 1, 2008 and the scheduled expiration date is May 31, 2017. Base rent under the new lease is $31,500 per month increasing to $43,110 per month by the end of the lease agreement. We have the option to terminate the lease anytime from July 31, 2011 through May 31, 2014, subject to a nine month notice period and payment of certain expenses.
The lease for the facility housing our RapidText subsidiary expired on July 15, 2008. RapidText operations have been moved to a new facility under a lease that commenced on July 15, 2008 and expires on September 14, 2013. Base rent under the new lease is $10,565 per month until expiration.
Derivative Instruments
During the quarter, we purchased foreign currency forward contracts which were designated as cash flow hedges. We had derivative liabilities related to these contracts maturing within 12 months, consisting of Philippine peso contracts with a notional value of $50.3 million at June 30, 2008. As of June 30, 2008, we had $4.6 million of derivative liabilities. A total of $4.6 million of deferred losses on the derivative instruments as of June 30, 2008 were included in accumulated other comprehensive income, a component of shareholders’ equity. Net losses of $547,000 from settled derivative instruments for the three and six months ended June 30, 2008 were reclassified from accumulated other comprehensive income to earnings. The deferred loss expected to be reclassified to earnings from accumulated other comprehensive income during the next 12 months is $4.6 million. However this amount and other future reclassifications from accumulated other comprehensive income will fluctuate with movements in the underlying market price of the forward contracts.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
While the functional currency for all of our geographic areas is the U.S. dollar, the results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. For the six months ended June 30, 2008 and 2007, 57.7% and 56.5%, respectively, of our operating expenses were generated in the Philippine local currency. We derive substantially all of our revenues in U.S. dollars. A 10% change in the value of the U.S. dollar relative to the Philippine peso would have affected our Philippine operating costs by $3.8 million for the six months ended June 30, 2008. In accordance with our effort to mitigate the effect of fluctuation in the value of the Philippine peso, we purchased foreign currency forward contracts which were designated as cash-flow hedges. All of these instruments are Philippine peso contracts maturing within 12 months. Expenses relating to operations outside the United States increased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to increased costs associated with higher revenue generation derived from the provision of customer management services.

We fund our Costa Rican subsidiary through U.S. dollar denominated accounts. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Costa Rican colónes on an as-needed basis. To date, we have not entered into any derivative contracts related to the Costa Rican colónes. A 10% change in the value of the Costa Rican colónes relative to the U.S. dollar would have affected Costa Rican costs by less than $0.1 million for the six month period ended June 30, 2008.
Interest Rate Sensitivity
We had cash and cash equivalents totaling $84.3 million and marketable securities totaling $29.8 million at June 30, 2008. These amounts were invested primarily in government bonds, corporate bonds, mortgage backed securities and preferred stock. Using the June 30, 2008 balances, a 1% (100 basis point) change in the interest rates on its investments would not have a material effect on our interest income.
At June 30, 2008, we had no debt outstanding at variable interest rates. We have not historically used derivative instruments to manage exposure to changes in interest rates.
Inflation Rate Sensitivity
For the six months ended June 30, 2008 and 2007, 57.7% and 72.9%, respectively, of our expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the six months ended June 30, 2008, inflation averaged 7.6%. This is higher compared with 2.6% inflation recorded in the six month period ended June 30, 2007 and the 2007 annual inflation rate of 2.8%.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective and that the financial statements included in this report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented.
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

We acquired PeopleSupport RapidText, Inc. (formerly RapidText, Inc.) and its subsidiary, The Transcription Company (collectively, the “Subsidiaries”) in January 2006. The Subsidiaries were parties to an on-going arbitration proceeding and the arbitrator issued an award in the amount of $946,000 against the Subsidiaries, which was confirmed by the Los Angeles Superior Court. The Subsidiaries have appealed the judgment confirming the arbitration award. We are entitled to indemnification from the selling stockholders of the subsidiaries under the purchase agreement with such selling stockholders and we believe that the final disposition of such matter will not have a material adverse effect on us. A cash bond has been posted with the Los Angeles Superior Court by certain Selling Stockholders.
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
Failure to complete, or delays in completing, the merger with Essar could materially and adversely affect our results of operations and reduce the price of our stock.
On August 3, 2008, we signed a definitive agreement with Essar and Merger Sub, pursuant to which Essar offered to acquire our common stock at a price of $12.25 per share. There can be no assurance that the necessary approvals will be obtained, or that regulatory approvals will not subject us to additional regulatory obligations, or that we will be able to consummate the merger as currently contemplated under the merger agreement or at what price. Risks related to the proposed merger include the following:
•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	Under specified circumstances, we may have to pay a termination fee to Essar in the amount of $8,700,000;

•	The attention of our management and our employees has been and may continue to be diverted from day-to-day operations;

•	Our sales may be disrupted by our current and potential clients’ uncertainty over when or if the merger will be consummated;

•	Our current and potential clients may decide not to purchase services from us or may defer purchasing decisions indefinitely; and

•	Our ability to attract new employees and retain existing employees may be difficult as a result of the uncertainty about their future roles within PeopleSupport as an acquired business and other uncertainties associated with the merger.
In addition, if the market perceives a transaction as unlikely to close, our stock price may decline. The occurrence of any of these events individually or in combination could reduce our revenues, increase our expenses, and harm our stock price.
Our revenues are highly dependent on three major clients that collectively accounted for 53% of our revenues for the six months ended June 30, 2008, and any loss of business from our major clients would reduce our revenues and seriously harm us.
For the six months ended June 30, 2008, our three largest customers, accounted for 53% of our revenues. If we fail to renew or extend our contracts with our clients, or if these contracts are terminated for cause or convenience, our clients will not have any obligation to purchase services from us. A short term project with one of our major clients has a higher margin, which may not be extended and the loss of this project may not be replaced with equally profitable projects and would therefore depress our earnings. It is unlikely the lost revenue would be entirely offset by corresponding reductions in expenses. Any reduction in revenues would harm our business, negatively affect operating results and may lead to a decline in the price of our common stock.
Our investments in marketable securities are subject to risks which may cause losses.
Our $4.5 million investment in mortgage/asset backed securities as of June 30, 2008, of which $0.5 million is backed by Federal Government agencies, could be at risk of loss due to the current downturn in the mortgage industry.
Our policy is to invest our cash balances in high-quality issuers and limit the amount of credit exposures to any one issuer other than the United States government and its agencies. Our investments in marketable securities at June 30, 2008 include $15.0 million of securities with an auction reset feature. These investments are subject to risks such as recent systemic failure of auctions for auction rate securities. This may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term. Such a loss may have a material adverse effect on our results of operations, liquidity, and financial condition.

Our current tax holidays in the Philippines may not be extended.
We currently benefit from certain income tax holiday incentives in the Philippines. Our income tax holidays expire at staggered dates through 2009. While we plan to apply for extensions of these holidays as they expire, it is possible that such requests for extensions could be denied or approved with limitations. These holidays could also be reduced or removed entirely. Should any of these events occur, our Philippine tax liability would increase. We have received notices from certain agencies within the Philippine government raising technical issues or providing interpretations of our tax incentive agreements with respect to its facilities in Manila, which might place limits on our protection from taxation of income generated from operations or investments under the tax incentive agreements for these locations. We have substantially complied with the requirements and objectives of the each of the tax incentive agreements in question but have received conflicting opinions from Philippine officials regarding the ultimate outcomes of these matters. We believe that we have valid arguments to protect the tax incentives we have received but may not prevail in all of these matters. Based on our evaluation of the issues in accordance with FIN 48 and the information currently available, including our knowledge of past practices and precedents, no liability or related expense is recordable as of June 30, 2008.
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
Substantial future sales of common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. At June 30, 2008, 19.0 million shares of common stock were outstanding and 2.6 million shares could be issued upon the exercise of outstanding restricted stock units and options, vested and unvested. In addition, we may offer additional common stock in public or private offerings to raise capital or may issue stock in connection with acquisitions, which may result in future sales of stock in the public market. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	None

(c)	On March 5, 2008, the Board of Directors authorized a stock repurchase program to repurchase up to $25 million of the Company’s outstanding shares of common stock on the open market over a two-year period that will end on March 4, 2010. The program was completed in June 2008.

		Average		Dollar Value of
		Price Per		Remaining Shares
	Number of	Share		That May Yet Be
	Shares	(Excluding		Purchased Under
(In thousands, except per share data)	Purchased	Commissions)	Purchase Price	The Plan
Repurchased shares March 1 – March 31, 2008	370	$8.75	$3,241	$21,759
Repurchased shares April 1 – April 30, 2008	516	$10.13	$5,228	$16,531
Repurchased shares May 1 – May 31, 2008	976	$9.55	$9,327	$7,204
Repurchased shares June 1 – June 30, 2008	776	$9.29	$7,204	$—

Total	2,638	$9.47	$25,000	$—

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Stockholders’ Meeting on June 30, 2008, our stockholders elected the Class I directors to continue to serve as board members until 2011 and until their respective successors are elected. Our stockholders also ratified the selection of the independent registered public accounting firm. Our Class II directors, Adam Berger, George Ellis, and Krish Panu, will serve until their terms expire at the Annual Meeting to be held in 2009. Our Class III directors, Larry C. Bradford, Michael Edell, and Lance Rosenzweig will serve until their terms expire at the Annual Meeting to be held in 2010.

	Number of Shares
	Voted For	Voted Against	Withheld	Non Votes
1. To elect the Class I directors to hold office until 2011 and until their respective successors are elected and qualified Frank Perna	8,468,288	—	6,278,620	—
Joe Rose	8,394,285	—	6,352,623	—

2. To ratify the appointment of independent registered public accounting firm	14,700,736	37,917	8,255	—

3. To approve the amendment and restatement of the Company’s 2004 Stock Incentive Plan, including annual equity grant limits to enable the Company to continue to deduct the value of certain grants from the Company’s taxable income	9,162,245	1,117,344	10,771	4,456,548
Item 6. Exhibits

Exhibit
Number

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

*	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, in the State of California, on August 6, 2008.

PeopleSupport, Inc.
By:	/s/ CAROLINE ROOK
Caroline Rook
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

*	The material contained in this exhibit is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.